Form 10-Q
period 1996-03-31
DELTA CLEARING CORP /DE/
filed 1996-06-05
CIK 832229

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934




   For Quarter Ended March 31, 1996         Commission File Number  33-21409


                             DELTA CLEARING CORP.
                   (formerly DELTA GOVERNMENT OPTIONS CORP.)
            (exact name of registrant as specified in its charter)



                Delaware                                 13-3456486
     (state or other jurisdiction of                   (IRS employer
     incorporation or organization)                   identification no.)


       525 Washington Boulevard
        Jersey City, New Jersey                             07310
(address of principal executive offices)                  (zip code)


                                (201) 418-8900
                              (telephone number)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            Yes  X                     No ____


     This Form 10Q pertains to 250,000 put and call option contracts on U.S. Treasury securities to be issued from time to time by Delta Government Options Corp.

     Indicate number of shares outstanding of each of the issuer's classes of common stock as of May 10, 1996: 900,000 shares of common stock, par value $.01 per share.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----
         Item 1. Financial Statements


                 Statements of Financial Condition
                    at March 31, 1996 and December 31, 1995                 2


                 Statements of Operations
                   for the Three Months Ended March 31, 1996 and 1995       3


                 Statements of Cash Flows
                    for the Three Months Ended March 31, 1996 and 1995      4


                 Notes to Financial Statements dated March 31, 1996         5


         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7



PART II. OTHER INFORMATION


         Item 1.    Legal Proceedings                                       9

         Item 6.    Exhibits and Reports on Form 8-K                        9

         Signature                                                         10

                             DELTA CLEARING CORP.
                       STATEMENTS OF FINANCIAL CONDITION


                                               March 31,         December 31,
                                                 1996                1995
                                              -----------        ------------
                  ASSETS
Cash                                          $   634,408        $   559,802
Cash and cash equivalents held for margin      27,794,578          6,407,840
Investment in U.S. government obligations,
  at cost plus accrued interest, which
  approximates market value                     5,251,858          5,679,022
Prepaid expenses and other current assets         119,154             71,355
                                              -----------        -----------
  TOTAL CURRENT ASSETS                         33,799,998         12,718,019

Office furniture and equipment, at cost,
  net of accumulated depreciation of
  $89,853 for March 31, 1996 and $64,827
  for December 31, 1995                           260,492            267,159
Other assets                                       26,862             26,862
                                              -----------        -----------
  TOTAL ASSETS                                $34,087,352        $13,012,040
                                              ===========        ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Margin Payable                                 27,794,578          6,407,840
Accrued expenses and other                        477,043            252,629
                                              -----------        -----------
  TOTAL LIABILITIES                            28,271,621          6,660,469
                                              -----------        -----------
STOCKHOLDERS' EQUITY
  Common stock, $.01 par value, 1,000,000
    shares authorized, 900,000 shares
    issued and outstanding                          9,000              9,000
  Additional paid-in-capital                    8,991,000          8,991,000
  Accumulated deficit                          (3,184,269)        (2,648,429)
                                              -----------        -----------
  TOTAL STOCKHOLDERS' EQUITY                    5,815,731          6,351,571
                                              -----------        -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $34,087,352        $13,012,040
                                              ===========        ===========

                See accompanying notes to financial statements.

                             DELTA CLEARING CORP.
                           STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                1996            1995
                                                ----            ----

Clearing Fees & Related Income               $  44,148       $  35,639
Investment Income                               78,447          75,738
                                             ---------       ---------
TOTAL INCOME                                   122,595         111,377
                                             ---------       ---------

Clearing expenses                              256,310         100,000
General and administrative expenses            402,125         146,170
                                             ---------       ---------
TOTAL EXPENSES                                 658,435         246,170
                                             ---------       ---------

NET INCOME (LOSS)                            $(535,840)      $(134,793)
                                             =========       =========


                See accompanying notes to financial statements.

                             DELTA CLEARING CORP.
                            STATEMENT OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                1996            1995
                                                ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $(535,840)      $(134,793)

Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization              25,026           3,038
     (Increase) decrease in prepaid
       expenses and other current assets       (47,799)        (46,502)
     (Increase) decrease in accounts
       payable and accrued expenses            224,414         (11,258)
                                             ---------       ---------
NET CASH USED IN OPERATING ACTIVITIES         (334,199)       (189,515)
                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net Maturity (Purchase) of U.S.
     government obligations                    427,164         (50,733)
  Purchase of office furniture and
     equipment                                 (18,359)           --
                                             ---------       ---------

NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                           408,805         (50,733)
                                             ---------       ---------
Increase (decrease) in cash                     74,606        (240,248)
Cash, beginning of period                      559,802         409,452
                                             ---------       ---------
Cash, end of period                          $ 634,408       $ 169,204
                                             =========       =========

Supplemental cashflow disclosures:
  Income taxes paid                          $    --         $    --
                                             =========       =========
  Interest paid                              $    --         $    --
                                             =========       =========



                See accompanying notes to financial statements.

                             DELTA  CLEARING CORP.
                         NOTES TO FINANCIAL STATEMENTS




1.        BASIS OF PRESENTATION:

          The financial statements have been prepared in accordance with applicable requirements for the preparation of quarterly reports on Form 10-Q. In the opinion of management of Delta Clearing Corp. (the "Company") all adjustments (consisting of only normal recurring accruals) that are necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. Such results of operations are not necessarily indicative of the results to be anticipated for the entire year or any other interim period.


2.        COMMITMENTS AND CONTINGENCIES:

          The Company has the authority to issue up to 250,000 option contracts consisting of put and call options on U.S. Treasury securities, and in conjunction with such issuance, purchases matching put and call options from Participants. Additionally, the Company clears and settles repurchase and reverse repurchase agreements. The Company, accordingly, acts solely as an intermediary in principal transactions, running in effect, a "matched book."
The Company is not subject to market risk with respect to issued or purchased option contracts or repurchase or reverse repurchase agreements. However, these activities may expose the Company to off-balance-sheet credit risk in the event a Participant fails to fulfill its contractual obligations and its margin on deposit is insufficient. To control this risk, the Company collects, on a daily or intra-daily basis, margin from Participants who write option contracts or enter into repurchase and reverse repurchase agreements which is deemed sufficient to cover adverse movements in the value of these positions. To further control this risk, the Company enforces compliance with its clearing agency procedures (the "Procedures"), which mandate regulatory and internal guidelines, control maximum system exposure and establish Participant capital adequacy standards and trading limits.

          The Company has obtained a credit enhancement facility, comprised of a $250 million surety bond issued by Capital Markets Assurance Corporation (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant to pay premium in connection with the purchase of an option or to meet any shortfalls in the Participant's account after liquidation. Under the terms of the Procedures, each Participant account is a party to the credit facility and the Company is the beneficiary. Accordingly, any reimbursement obligation under the credit enhancement facility becomes the obligation of the individual defaulting Participant and not of the Company. The credit enhancement facility expires on January 27, 1999.

                            DELTA  CLEARING  CORP.



          At March 31, 1996 the Company had no issued and outstanding put and call options on U.S. Treasury securities. At March 31, 1996, the Company had a matched book of repurchase and reverse repurchase agreements with a notional amount of $11.112 billion.

          On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from RMJ Trading for $250,000. This amount is included in office, furniture and equipment on the statement of financial condition at December 31, 1995. Currently, RMJ Trading is responsible for operating the Platform, but the Company expects to assume operational responsibility for the Platform sometime during 1996. As additional compensation for its purchase of the Platform and in further consideration of the termination of its exclusivity arrangement with RMJ Trading, the Company will pay 20% of its pre-tax operating income (exclusive of interest income) for the next five full fiscal years and certain other amounts to an additional maximum price of $2.25 million.

          In December 1995, the Company entered into a real estate lease agreement. The lease became effective upon the Company's taking possession of the property, which occurred on March 29, 1996. The agreement calls for the Company to make rental payments totaling $1,551,000 over the next eleven years.

                            DELTA  CLEARING  CORP.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's 17A Clearing Agency Order (the "Order") by the Securities and Exchange Commission (the "Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants for clearing and settlement of OTC options on U.S. Treasury notes and bonds. Enrollment at March 31, 1996 was 38 Participants, reduced from 45 Participants at March 31, 1995 as inactive financial institutions were removed as Participants. Participants consist mainly of dealers in U.S. Treasury securities as well as banks and other financial institutions. In October 1995, after receiving the approval of the Commission to amend its Procedures, the Company commenced the clearance and settlement of repurchase agreements and reverse repurchase agreements ("Repos") involving U.S. Treasury securities. The Company anticipates the clearance of Repos to be a primary focus of its activities. Such clearance activities began producing revenue during the three months ended March 31, 1996.


          For the three months ended March 31, 1996, the Company issued 35 matched option contracts to Participants and cleared approximately $75 billion notional of matched Repos. On March 31, 1996, Participant's cash and cash equivalents held for margin was approximately $27.8 million. During the three months ended March 31, 1996, the requirements for the Company for cash and cash equivalents held for margin fluctuated from a high of $30 million to a low of $6 million due to Participants' clearing activity.

          For the three months ended March 31, 1996 and 1995, the Company reported total revenue of $122,595 and $111,377 respectively, reflecting an increase of approximately 10% in 1996. This increase includes $42,807 of clearing fee income from Repos in 1996. Fee Income from the clearance of options amounted to $1,341 in 1996 versus $18,828 in 1995, reflecting a decrease of approximately 93%. This decrease reflects the continued diminishing activity on the part of the sole options broker. Activity on the part of the options broker began to wane subsequent to the departure of several experienced options traders from the brokers' options trading desk in September, 1994. On August 3, 1995, the broker agreed to waive its exclusivity rights with respect to the brokerage of U.S. Treasury options that are cleared and settled by the Company. Unable to enhance its options trading desk, on April 16, 1996, the broker formally notified the Company that it was discontinuing the brokerage of U.S. Treasury options. On April 17, 1996, the Company began utilizing the services of another options broker. It is the Company's intention to market and expand its options clearing business. Toward this end, the Company is currently seeking a regulatory relief letter from the Commission allowing the Company to transact its options clearing activity through multiple brokers.

                             DELTA CLEARING  CORP.



          Clearing expenses are comprised, principally, of fees payable to the provider of the Company's credit enhancement facility (the "CEF"). In October 1995, the Company increased the CEF to $250 million from $100 million in order to support the provision of clearing services for Repos. The increase in clearing expenses of approximately 256% in 1996 to $261,810 from $100,000 in 1995 results from the increased CEF. In November, 1995, the Company began utilizing a new clearing bank. The contractual terms of the new banking relationship reflects a fee schedule sensitive to the levels of clearing activity. In 1996, the Company incurred fees of $25,060 versus $0 in 1995.
Such bank clearing fees are included in clearing expenses. General and administrative expenses increased approximately 175% to $402,125 in 1996 from $146,170 in 1995. This increase includes an increase in employee compensation and benefits of approximately 250% to $250,491 in 1996 from $71,529 in 1995 as a result of higher staffing levels required to operate and support the Repo clearing activity. Additionally, costs were incurred in depreciation, maintenance and related contractual changes that were effective as a consequence of the purchase of the Company in October 1995. The majority of such increased costs were incurred as a result of the additional system hardware and software required to support the Company's options and Repos clearing activities.


          The Company's liquidity resources are provided from two sources. The liquidity requirement for the clearance of Repos is provided through a secured financing facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are provided through the Company's capital resources of approximately $5.8 million. Due to start-up costs associated with the introduction of the Repo clearing service, the Company's capital may be subject to further erosion. At the February 28, 1996 Board of Directors meeting, at which all shareholders were represented, the potential need for additional capital was discussed. It was decided that additional commitments of capital would be made by the shareholders at such time and in such amounts as to sufficiently meet the Company's capital and liquidity requirements for the foreseeable future. The operating results of the Company will determine the timing and the magnitude, if required, of such a capital infusion.

                            DELTA  CLEARING  CORP.



PART II.    OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

            None


Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

                   None

            (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ending March 31, 1996.

                             DELTA CLEARING CORP.


SIGNATURE
- ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 1996.




                DELTA  CLEARING  CORP.



                Stephen K. Lynner
                -------------------------
                Stephen K. Lynner
                President



                Ronald H. Buckner
                -------------------------
                Ronald H. Buckner
                Chief Financial Officer