Form 10-Q
period 1996-06-30
DELTA CLEARING CORP /DE/
filed 1996-08-12
CIK 832229

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended  June 30, 1996              Commission File Number  33-21409
                   -------------                                      --------


                             DELTA CLEARING CORP.
                             --------------------
                   (formerly DELTA GOVERNMENT OPTIONS CORP.)
            (exact name of registrant as specified in its charter)


           Delaware                                             13-3456486
           --------                                             ----------
(state or other jurisdiction of                               (IRS employer
 incorporation or organization)                            identification no.)


        525 Washington Boulevard
        Jersey City,  New Jersey                                   07310
        ------------------------                                   -----
(address of principal executive offices)                         (zip code)


                                (201) 418-8900
                                --------------
                              (telephone number)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X           No
                               ---             ---

         This Form 10Q pertains to 250,000 put and call option contracts on U.S. Treasury securities to be issued from time to time by Delta Government Options Corp.

         Indicate number of shares outstanding of each of the issuer's classes of common stock as of August 8,1996: 900,000 shares of common stock, par value $.01 per share.

                               TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                           Page
                                                                          ----
          Item 1.  Financial Statements

                   Statements of Financial Condition
                     at June 30, 1996 and December 31, 1995                  3

                   Statements of Operations
                     for the Three Months Ended June 30, 1996 and 1995       4

                   Statements of Operations
                     for Six Months Ended June 30, 1996 and 1995             5

                   Statement of Cash Flows
                     for Six Months Ended June 30, 1996 and 1996             6

                   Notes to Financial Statements dated June 30, 1996         7


          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                     9



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                        11

          Item 6.  Exhibits and Reports on Form 8-K                         11

          Signature                                                         12

                             DELTA CLEARING CORP.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                 June 30,        December 31,
                                                                   1996              1995
                                                               ------------      ------------
                            ASSETS

Cash                                                           $  1,690,328      $    559,802
Cash and cash equivalents held for margin                        61,857,712         6,407,840
Investment in U.S. government obligations,
     at cost plus accrued interest, which
     approximates market value                                    3,278,592         5,679,022
Prepaid expenses and other current assets                           208,198            71,355
                                                               ------------      ------------
   TOTAL CURRENT ASSETS                                          67,034,830        12,718,019

Office furniture and equipment, at cost,
     net of accumulated depreciation of $119,173 for
     June 30,1996 and $64,827 for December 31, 1995                 350,645           267,159
Other assets                                                         26,862            26,862
                                                               ------------      ------------

   TOTAL ASSETS                                                $ 67,412,337      $ 13,012,040
                                                               ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Margin Payable                                                   61,857,712         6,407,840
Accrued expenses and other                                          248,575           252,629
                                                               ------------      ------------

   TOTAL LIABILITIES                                             62,106,287         6,660,469
                                                               ------------      ------------

STOCKHOLDERS' EQUITY
     Common stock, $.01 par value, 1,000,000 shares
         authorized, 900,000 shares issued and outstanding            9,000             9,000
     Additional paid-in-capital                                   8,991,000         8,991,000
     Accumulated deficit                                         (3,693,950)       (2,648,429)
                                                               ------------      ------------

   TOTAL STOCKHOLDERS' EQUITY                                     5,306,050         6,351,571
                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 67,412,337      $ 13,012,040
                                                               ============      ============

                See accompanying notes to financial statements.

                             DELTA CLEARING CORP.
                           STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995



                                                  1996           1995
                                                ---------      ---------


Clearing Fees & Related Income                  $ 198,770      $  42,258
Investment Income                                  68,950         81,456
                                                ---------      ---------

TOTAL INCOME                                      267,720        123,714
                                                ---------      ---------

Clearing expenses                                 246,250        100,000
General and administrative expenses               531,151        162,174
                                                ---------      ---------

TOTAL EXPENSES                                    777,401        262,174
                                                ---------      ---------

NET INCOME (LOSS)                               $(509,681)     $(138,460)
                                                =========      =========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK     $   (0.57)     $   (0.15)
                                                =========      =========



                See accompanying notes to financial statements.

                             DELTA CLEARING CORP.
                           STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995



                                                   1996             1995
                                                -----------      -----------


Clearing Fees & Related Income                  $   242,918      $    77,897
Investment Income                                   147,397          157,194
                                                -----------      -----------

TOTAL INCOME                                        390,315          235,091
                                                -----------      -----------

Clearing expenses                                   502,560          200,000
General and administrative expenses                 933,276          308,344
                                                -----------      -----------

TOTAL EXPENSES                                    1,435,836          508,344
                                                -----------      -----------

NET INCOME (LOSS)                               $(1,045,521)     $  (273,253)
                                                ===========      ===========
NET INCOME (LOSS) PER SHARE OF COMMON STOCK     $     (1.16)     $     (0.30)
                                                ===========      ===========



                See accompanying notes to financial statements.

                             DELTA CLEARING CORP.
                            STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                 1996             1995
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      $(1,045,521)     $  (273,253)
Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                                54,346            6,076
      (Increase) decrease in prepaid
         expenses and other current assets                       (136,843)        (536,748)
      Increase (decrease) in accounts
         payable and accrued expenses                              (4,054)         440,666
                                                              -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                          (1,132,072)        (363,259)
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net Maturity (Purchase) of U.S. government obligations       2,400,430          792,415
   Purchase of office furniture and equipment                    (137,832)              --
                                                              -----------      -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             2,262,598          792,415
                                                              -----------      -----------

Increase (decrease) in cash                                     1,130,526          429,156

Cash, beginning of period                                         559,802          409,452
                                                              -----------      -----------

Cash, end of period                                           $ 1,690,328      $   838,608
                                                              ===========      ===========

Supplemental cashflow disclosures:
   Income taxes paid                                                   --               --
                                                              ===========      ===========

   Interest paid                                                       --               --
                                                              ===========      ===========

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

                             DELTA CLEARING CORP.


         At June 30, 1996 the Company had issued and outstanding matched put and call options on U.S. Treasury securities with a notional value of $575,000,000. At June 30, 1996, the Company had a matched book of repurchase and reverse repurchase agreements with a notional amount of $22.584 billion.

         On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from RMJ Trading for $250,000. This amount is included in office, furniture and equipment on the statement of financial condition at December 31, 1995. Currently, RMJ Trading is responsible for operating the Platform, but the Company expects to assume operational responsibility for the Platform sometime during 1996. As additional compensation for its purchase of the Platform and in consideration for RMJ Trading's agreement not to compete, the Company will pay 20% of its pre-tax operating income (exclusive of interest income) for the next five full fiscal years and certain other amounts to an additional maximum price of $2.25 million.

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

                             DELTA CLEARING CORP.


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's 17A Clearing Agency Order (the "Order") by the Securities and Exchange Commission (the "Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants for clearing and settlement of OTC options on U.S. Treasury notes and bonds. Enrollment at June 30, 1996 was 38 Participants, reduced from 42 Participants at June 30, 1995 as inactive financial institutions were removed as Participants. Participants consist mainly of dealers in U.S. Treasury securities as well as banks and other financial institutions. In October 1995, after receiving the approval of the Commission to amend its Procedures, the Company commenced the clearance and settlement of repurchase agreements and reverse repurchase agreements ("Repos") involving U.S. Treasury securities. The Company anticipates the clearance of Repos to be a primary focus of its activities. Such clearance activities began producing revenue during the first quarter of 1996 and has continued to grow during the three months ended June 30, 1996.

         For the six months ended June 30, 1996, the Company issued 610 matched option contracts to Participants and cleared approximately $635 billion notional of matched Repos. On June 30, 1996, Participant's cash and cash equivalents held for margin was approximately $61.9 million. During the six months ended June 30, 1996, the requirements for the Company for cash and cash equivalents held for margin fluctuated from a high of $67 million to a low of $6 million due to Participants' clearing activity.

         For the six months ended June 30, 1996 and 1995, the Company reported total revenue of $390,315 and $235,091 respectively, reflecting an increase of approximately 66% in 1996. This increase includes $229,317 of clearing fee income from Repos in 1996. Fee Income from the clearance of options amounted to $13,416 in 1996 versus $77,887 in 1995, reflecting a decrease of approximately 83%. This decrease reflects the residual effects of the decrease in activity on the part of the original and only options broker utilized by the company prior to April 16, 1996. This decrease is coupled with a slow buildup in activity on the part of a replacement options broker whose activity began on April 17, 1996. As additional participants utilized by the replacement options broker are enrolled by the Company, it is anticipated that activity through this broker will gradually increase. It is the Company's intention, as well, to expand its options clearing business by transacting such activity through multiple brokers once regulatory approval has been achieved.

         Clearing expenses are comprised, principally, of fees payable to the provider of the Company's credit enhancement facility (the "CEF"). In October 1995, the Company increased the CEF to $250 million from $100 million in order to support the provision of clearing services for Repos. The increase in clearing expenses of approximately 151% in 1996 to $502,660 from $200,000 in 1995 results from the increased CEF. In November, 1995, the Company began utilizing a new clearing bank. The contractual terms of the new banking

                             DELTA CLEARING CORP.


relationship reflects a fee schedule sensitive to the levels of clearing activity. In 1996, the Company incurred fees of $40,060 versus $0 in 1995. Such bank clearing fees are included in clearing expenses. General and administrative expenses increased approximately 203% to $933,276 in 1996 from $308,344 in 1995. This increase includes an increase in employee compensation and benefits of approximately 325% to $539,203 in 1996 from $127,204 in 1995 as a result of higher staffing levels required to operate and support the Repo clearing activity. Additionally, costs were incurred in depreciation, maintenance and related contractual changes that were effective as a consequence of the purchase of the Company in October 1995. The majority of such increased costs were incurred as a result of the additional system hardware and software required to support the Company's options and Repos clearing activities.

         The Company's liquidity resources are provided from two sources. The liquidity requirement for the clearance of Repos is provided through a secured financing facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are provided through the Company's capital resources of approximately $5.3 million. Due to start-up costs associated with the introduction of the Repo clearing service, the Company's capital may be subject to further erosion. At the June 24, 1996 Board of Directors meeting, at which all shareholders were represented, the potential need for additional capital was discussed. It was decided that additional commitments of capital would be made by the shareholders at such time and in such amounts as to sufficiently meet the Company's capital and liquidity requirements for the foreseeable future. The operating results of the Company will determine the timing and the magnitude, if required, of such a capital infusion.

                             DELTA CLEARING CORP.



PART  II.    OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  None

             (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ending June 30, 1996.

                             DELTA CLEARING CORP.


SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 1996.


                      DELTA CLEARING CORP.


                      /s/ Stephen K. Lynner
                      ---------------------------
                      Stephen K. Lynner
                      President


                      /s/ Ronald H. Buckner
                      ---------------------------
                      Ronald H. Buckner
                      Chief Financial Officer