Form 10-K405
period 1996-12-31
DELTA CLEARING CORP /DE/
filed 1997-03-31
CIK 832229

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 1996

                                      or

  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 33-21409

                              DELTA CLEARING CORP.
             (Exact name of registrant as specified in its charter)

                 State of Delaware                        13-3456486
          (State or other jurisdiction of              (I.R.S. employer
          incorporation or organization)              identification no.)

    525 Washington Boulevard, Jersey City NJ                07310
    (Address of principal executive offices)             (Zip code)

                                (201) 418-8900
             (Registrant's telephone number, including area code)

        Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


There is no public market for the registrant's common stock. See Part II, Item 5 of this Report.

As of March 28, 1997, the registrant had outstanding 900,000 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

  Item 1.    Business......................................................   1

  Item 2.    Properties....................................................   3

  Item 3.    Legal Proceedings.............................................   3

  Item 4.    Submission of Matters to a Vote of Security Holders...........   3


PART II

  Item 5.    Market for Registrant's Common Equity
                   and Related Stockholder Matters.........................   3

  Item 6.    Selected Financial Data.......................................   4

  Item 7.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................   4

  Item 8.    Financial Statements and Supplementary Data...................   6

  Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................  19


PART III

  Item 10.   Directors and Executive Officers of the Registrant............  20

  Item 11.   Executive Compensation........................................  21

  Item 12.   Security Ownership of Certain Beneficial Owners and
                   Management..............................................  22

  Item 13.   Certain Relationships and Related Transactions................  23


PART IV

  Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K................................................  24
EXHIBITS

                                     PART I

Item 1.  Business

General
            Delta Clearing Corp. (the "Company") was incorporated in
January, 1988 in the State of Delaware under the name Delta Options Corp. The Company amended its Certificate of Incorporation by changing its name to Delta Government Options Corp. in June, 1988, and once again, to Delta Clearing Corp. in February, 1996. The Company is a registered clearing agency pursuant to
Section 17A under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order by the United States Securities and Exchange Commission (the "Commission"). The business of the Company consists of the clearance and settlement of transactions involving U.S. Treasury securities sold under agreement to repurchase and U.S. Treasury securities purchased under agreement to resell ("Repos"). Additionally, the Company issues and clears put and call options written on U.S. Treasury securities ("Options") which, prior to engaging in the clearance and settlement of Repos in the fourth quarter of 1995, represented the Company's sole business activity.

            The Company's customer base is limited to large, well-capitalized financial institutions ("Participants") active in the over-the-counter marketplace. Transactions are effected directly between such institutions or through the services of specialized inter-dealer brokers ("IDBs"). IDBs operate and maintain computer-supported communications facilities which display and report transactions between and among the Participants. Such transactions are submitted to and subsequently cleared and settled by the Company. Pursuant to the procedures governing the operation of the Company's systems (the "Procedures"), there is only one (1) IDB for Options, while multiple IDBs are permitted to submit trades for Repos. However, the Company has submitted a proposed rule filing with the Commission to authorize multiple IDBs for Options. The Bank of New York serves as the clearing bank (the "Clearing Bank") for both Options and Repos.

            The Company is the counterparty to all Repos and Options cleared and settled through it. The Company assumes a reverse repurchase agreement for every Participant effecting a repurchase agreement with the Company and conversely, assumes a repurchase agreement for every Participant effecting a reverse repurchase agreement. The Company assumes all obligations associated with each repurchase and reverse repurchase agreement including receipt and payment of coupon interest, substitutions of underlying collateral and repricing of matched outstanding obligations. With respect to Options accepted for clearance, the Company issues in book-entry form a put or call option to the purchasing Participant and simultaneously purchases a matching put or call option, (as the case may be) from the selling Participant, thereby ensuring that the Company's short positions are at all times offset by corresponding long positions. The Company undertakes performance of all obligations arising under these contracts and, accordingly, the Company undertakes the settlement of premium obligations and assumes the obligation to sell underlying U.S. Treasury securities at the strike price from the buyer of a call option upon the exercise of that option and to purchase underlying U.S. Treasury securities at the strike price from the buyer of a put option upon the exercise of that option.

            A Participant effecting transactions with the Company proceeds in one of two ways. The Participant may instruct an IDB to effect the trade with the counterparty on an anonymous or "blind" basis at the price quoted by the counterparty through such IDB's communications network. The IDB matches each executed trade and reports matched trades to the Company. Alternatively, Participants can communicate with another Participant directly, and proceed to negotiate the trade without using an IDB as intermediary. When a transaction is executed directly between Participants without the use of an IDB, each Participant independently reports the trade to the Company.

            In addition to acting as issuer and undertaking the performance of obligations relating to all transactions effected by Participants with the Company, the Company performs the following functions. First, the Company is responsible for admitting Participants. This responsibility entails setting Participant admission criteria and determining whether applicants meet such criteria. Second, the Company enforces its rules and Procedures. Third, the Company sets Participant margin requirements, and Participant and system exposure limits. Fourth, in accordance with its Procedures, the Company makes determinations concerning the suspension of Participants and directs the liquidation of a suspended Participant's position. Finally, as described below, the Company maintains a $250 million Credit Enhancement Facility ("CEF").

            The Company maintains a CEF which at all times has an aggregate amount available to be paid to the Company of at least three times maximum potential system exposure, as defined in the Procedures. The CEF currently maintained by the Company represents an aggregate notional amount of $250 million, with the maximum coverage of any Participant equal to $30 million. Under the current terms, the Company may purchase additional coverage up to a total of $50 million. These increases may be activated upon 10 days' notice with the Company paying an additional fee chargeable at such time. The Company, if circumstances warrant, may also elect to decrease the amount of the CEF to an amount not less than $150 million, with the right to purchase additional incremental coverage as described above. The CEF, composed of an insurance agreement and surety bond, is currently provided by Capital Markets Assurance Corporation ("CapMAC"), a financial guaranty insurance company, and is payable to the Company in the event of a default by one or more Participants on certain obligations owed to the Company. CapMAC's claims-paying ability is rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poors Corporation and "AAA" by Duff & Phelps, Inc. Each Participant, which must be accepted as an insured party under the surety bond, agrees to reimburse CapMAC thereof for any payments made by CapMAC to the Company resulting from any default in the performance of such Participant's obligations. CapMAC has been the provider of the CEF to the Company since the Company's inception.

            The Company's principal executive offices are located at 525 Washington Blvd, Suite 3300, Jersey City, New Jersey 07310. Telephone number
(201) 418-8900, see Item 2., "Properties."


Recent Developments

            On February 20, 1997, for proceeds received, the Company issued a subordinated note to Intercapital Group Limited, an affiliate of a shareholder, in the amount of $651,000. The note is payable on demand after February 20, 1998 and bears interest payable at a rate equal to the London Interbank Offered Rate ("LIBOR") for three month deposits of U.S. dollars.

Item 2.  Properties

            The Company leases its principal executive office space on the 33rd Floor of 525 Washington Blvd, in Jersey City, New Jersey. The leased premises consist of approximately 5,348 square feet of office space and certain leasehold improvements. The offices are leased under a lease which expires on February 4, 2007. The lease agreement calls for the Company to make rental payments totaling $1,551,000 over the next ten years.

Item 3.  Legal Proceedings

            The Company has no pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

            None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

            The Company was originally capitalized by the sale of shares of its Common Stock under an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As a result, there is no established trading market for the outstanding class of the Company's Common Stock. As of March 28, 1997, 900,000 shares of the Company's Common Stock were held by three stockholders. (For a complete description of the stockholders see
Item 12). The Company has not entered into any arrangement or understanding to issue options or warrants to acquire shares of the Company's Common Stock or to register any shares of such Common Stock under the Securities Act. The Company has paid no cash dividends since its formation and does not anticipate the payment of dividends for the foreseeable future.

Item 6.  Selected Financial Data

                             DELTA CLEARING CORP.

                            Selected Financial Data

                      1996       1995        1994         1993        1992
                      ----       ----        ----         ----        ----


OPERATING RESULTS:

 Clearing fees:

  Repos          $   920,100  $       337  $     --     $     --     $     --
  Options             20,766      110,024   1,140,102       717,906     366,123
 Interest income     280,220      343,604     289,663       261,620     305,014
 Net revenue       1,221,086      453,965   1,429,765       979,526     671,137
 Operating
  expenses         3,242,670    1,517,561     959,120       831,663     745,043
 Net income
  (loss)          (2,021,584)  (1,063,596)    470,645       147,863     (73,906)


YEAR-END BALANCES:

 Total assets     89,723,343   13,012,040  59,741,899   110,064,955 100,829,050
 Margin payable   84,056,218    6,407,840  52,272,837   103,079,929  93,988,904
 Long-term debt      800,000         --           --          --          --
 Stockholders'
  equity           4,329,987    6,351,571   7,415,167     6,944,522   6,796,659



PER COMMON SHARE DATA:

 Income (loss)         (2.24)       (1.18)        .52           .16        (.08)
 Cash dividends
  declared --             --           --          --            --          --
 Book value             4.81         7.06        8.24          7.72        7.55



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

        The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the "Order") by the Commission. Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. As of December 31, 1996, 25 Participants were enrolled and authorized by the Company for clearance and settlement of Repos transactions. Additionally, 36 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions. This represents an increase in Repos Participants of 16 and a decrease in Options Participants of 2 from December 31, 1995. This reflects the continued growth of the Company's Repos Participant base and corresponding activity, and the removal of inactive Participants relative to Options activity. While the success of the Repos product is still to be determined, it has become the dominant business of the Company. With regards to its Options business, the Company continues to await approval from the Commission of a pending rule change filing of its Procedures that will allow multiple IDBs to submit Options trades to the Company. It is anticipated that with such approval the Company's Options business will increase.

Results of Operations

The Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995

           For the year ended December 31, 1996, the Company cleared approximately $2.9 trillion notional of matched Repos and issued 1,970 matched option contracts to Participants. On December 31, 1996, Participant's cash and cash equivalents held for margin by the Company was $84,056,218. During 1996, the requirements of the Company for cash and cash equivalents held for margin fluctuated from a high of $122 million to a low of $6 million due to Participants' clearing activity.

           For the years ended December 31, 1996 and 1995, the Company reported total revenue of $1,221,086 and $453,965 respectively, reflecting an increase of approximately 169% in 1996. This increase included an approximate 752% increase in clearing fees to $940,866 from $110,361 in 1996 and 1995, respectively. Repos clearing fees increased to $920,100 in 1996 from $337 in 1995, reflecting the continued growth of the Repos business. Options clearing fees fell from $110,024 in 1995 to $20,766 in 1996. On April 17, 1996, the original and sole IDB of Options trades submitted to the Company for clearance and settlement exited the business. This action followed the departure of several of the IDB's experienced options traders which occurred in September 1994. Although a new IDB relationship was immediately established, the success of the Options business is dependent on the ability of the Company to utilize multiple IDBs pursuant to a pending rule change filing of its Procedures submitted to the Commission. Investment income of $280,220 in 1996 decreased 18% from $343,604 in 1995 as a result of lower available funds for investment.

           Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF as well as fees charged by the Company's clearing bank. The cost of the CEF does not vary significantly with the levels of clearing activity or Participant enrollment, however, in October, 1995 the cost of the CEF increased as a result of the Company's decision to enhance the CEF from $100 million to $250 million to support the provision of clearing services for Repos. The increased CEF resulted in a corresponding increase in cost of approximately 80% in 1996 to $925,000 versus $515,208 in 1995 due primarily to the maintenance of the increased facility for the entire year in 1996 versus only four months of 1995. In November, 1995, the Company began utilizing a new clearing bank. The terms of this new banking relationship call for fees sensitive to the levels of clearing activity. In 1996, the Company incurred bank charges of $191,793 versus $4,027 in 1995. This increase is due to the growth in the Repos business. Professional fees decreased approximately 5% to $435,677 in 1996 versus $457,413 in 1995. In 1995, the Company incurred significant costs to effectuate regulatory rule filings with the Commission as the Company sought approval for its Repos clearing activity. Additionally, in 1995, costs were incurred during the transition of the Company's change of ownership, its purchase of system hardware and software and several related contractual changes that were effected during the year. These costs were not incurred in 1996. However, the decrease in such professional fees were mitigated as the Company has embarked on the development of several new products and has incurred significant expense relative to other regulatory rule filings with the Commission. In 1996 employee compensation and benefits increased by approximately 187% to $1,127,891 versus $393,472 in 1995 as a result of an increase in staffing. Occupancy costs increased approximately 407% to $124,171 from $24,500 in 1996 and 1995, respectively, as a consequence of an over five-fold increase in the square footage of the Company's leased office space. Depreciation increased approximately 358% from $27,072 in 1995 to $124,030 in 1996. This increase reflects the purchase by the Company of systems hardware and software in October, 1995. Other expenses increased approximately 199% in 1996 to $286,905 from $95,869 in 1995. The increase reflects the additional costs to the Company of supporting its Repos business.

The Year Ended December 31, 1995 Compared with the Year Ended December 31, 1994

           For the year ended December 31, 1995, the Company cleared approximately $2.4 billion notional of matched Repos and issued 3,945 matched option contracts to Participants. On December 31, 1995, Participant's cash and cash equivalents held for margin by the Company was $6,407,840. During 1995, the requirements of the Company for cash and cash equivalents held for margin fluctuated from a high of $46 million to a low of $2 million due to Participants' clearing activity.

           For the years ended December 31, 1995 and 1994, the Company reported total revenue of $453,965 and $1,429,765 respectively, reflecting a decrease of approximately 68% in 1995. This decrease included an approximate 90% decrease in clearing fees to $110,361 from $1,140,102 in 1995 and 1994, respectively, reflecting the continued effect of the simultaneous departure of several experienced options traders from the sole IDB of Options trades submitted to the Company for clearance and settlement. Such departures occurred in September 1994. On August 3, 1995, the IDB agreed to waive its exclusivity rights with respect to the brokerage of Options. This waiver allowed the Company to seek other IDBs to offer its Options clearing services, however, such use of multiple IDBs is subject to approval of a rule change filing by the Commission. Investment income of $343,604 and $289,663 in 1995 and 1994, respectively, increased approximately 19% principally as a result of higher interest rates in 1995.

            In October, 1995 the Company increased the CEF to $250 million from $100 million to support the provision of clearing services for Repos. This increase represents the only change in the CEF throughout 1995 and 1994. The increase in clearing expenses of approximately 30% in 1995 to $519,235 versus $400,000 in 1994 was due primarily to the increased CEF. In November, 1995, the Company began utilizing a new clearing bank. The terms of this new banking relationship reflect fees sensitive to the levels of clearing activity. In 1995, the Company incurred fees of $4,027 versus $0 in 1994. Professional fees increased approximately 165% to $457,413 in 1995 versus $172,169 in 1994. This increase primarily reflects the costs to the Company to effectuate regulatory rule filings with the Commission as the Company sought approval for its Repo clearing activity. Additionally, costs were incurred during the transition of its change of ownership, the purchase of the Company's system hardware and software, and several related contractual changes that were effected during the year. In 1995 employee compensation and benefits increased by approximately 30% to $393,472 versus $303,257 in 1994 as a result of an increase in staffing.

Liquidity and Capital Resources

           The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $4.3 million obtained from the issuance of its Common Stock in 1989. Due to start up costs of introducing Repo clearing services, the Company's capital has been reduced. On September 30, 1996, the Company received $800,000 of proceeds from the issuance of two (2) subordinated notes: Intercapital Group Limited, in the amount of $651,000; and Dow Jones Telerate Holdings, Inc., in the amount of $149,000. Additionally, on February 20, 1997, an additional subordinated note was issued and proceeds received by the Company in the amount of $651,000 from Intercapital Group Limited. The Company expects that its existing capital resources and subordinated debt proceeds will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

Item 8.  Financial Statements and Supplementary Data

        Index to Financial Statements and Financial Statement Schedules

        Financial Statements                                              Page
                                                                          ----
        Independent Auditors' Reports

                  Deloitte & Touche LLP                                      7

                  KPMG Peat Marwick LLP                                      8

        Statements of Financial Condition at December 31, 1996               9
        and 1995

        Statements of Operations years ended December 31, 1996,             10
        1995 and 1994.

        Statements of Cash Flows years ended December 31, 1996,             11
        1995 and 1994.


        Statements of Changes in Stockholders' Equity years ended           12
        December 31, 1996, 1995 and 1994.

        Notes to Financial Statements                                       13

------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Delta Clearing Corp.:

We have audited the accompanying statement of financial condition of Delta Clearing Corp. (the "Company") as of December 31, 1996, and the related statements of operations, changes in cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

March 15, 1997
New York, New York

------------------------------------------------------------------------------

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Delta Clearing Corp.:

We have audited the accompanying statement of financial condition of Delta Clearing Corp. as of December 31, 1995, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delta Clearing Corp. as of December 31, 1995, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP

March 15, 1996

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------


ASSETS                                                   1996             1995

CURRENT ASSETS:

  Cash                                          $   1,670,883   $     559,802
  Margin accounts of participants (Note 2)         84,056,218       6,407,840
  Investments in U.S. Treasury securities,
    at amortized cost (Note 3)                      3,369,715       5,679,022
  Prepaid expenses and other current assets           290,515          71,355
                                                -------------   -------------

           Total current assets                    89,387,331      12,718,019

OFFICE FURNITURE AND EQUIPMENT - At cost, net
  of accumulated depreciation of $188,857 and
  $64,827   for 1996 and 1995, respectively           309,150         267,159

OTHER ASSETS                                           26,862          26,862
                                                -------------   -------------

TOTAL ASSETS                                    $  89,723,343   $  13,012,040
                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Margin payable (Note 2)                       $  84,056,218   $   6,407,840
  Accounts payable and accrued expenses               480,845         252,629
  Deferred revenue (Note 1)                            56,293               -
                                                -------------   -------------

           Total current liabilities               84,593,356       6,660,469
                                                -------------   -------------

SUBORDINATED BORROWINGS                               800,000               -
                                                -------------   -------------

STOCKHOLDERS' EQUITY:

  Common stock, $.01 par value;
    1,000,000 shares authorized,
    900,000 shares outstanding                          9,000           9,000
  Additional paid-in capital                        8,991,000       8,991,000
  Accumulated deficit                              (4,670,013)     (2,648,429)

                                                 -------------   -------------

           Total stockholders' equity               4,329,987       6,351,571

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  89,723,343   $  13,012,040
                                                =============   =============

See Notes to Financial Statements.
                                      -9-

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

-------------------------------------------------------------------------------

                                  1996               1995              1994

REVENUES:
  Clearing fees:
    Repurchase and reverse
     repurchase agreements   $      920,100      $         337      $        -
    Options                          20,766            110,024       1,140,102
  Investment income                 280,220            343,604         289,663
                             --------------      -------------      ----------
           Total revenues         1,221,086            453,965       1,429,765
                             --------------      -------------      ----------

EXPENSES:

  Clearing expenses               1,132,768            519,235         400,000
  Employee compensation
   and benefits                   1,127,891            393,472         303,257
  Professional fees                 435,677            457,413         172,169
  Depreciation                      124,030             27,072           8,064
  Occupancy                         124,171             24,500          12,000
  Interest expense                   11,228                  -               -
  Other                             286,905             95,869          63,630
                             --------------      -------------      ----------

          Total expenses          3,242,670          1,517,561         959,120
                             --------------      -------------      ----------

NET  (LOSS) INCOME           $   (2,021,584)     $  (1,063,596)     $  470,645
                             ==============      =============      ==========

NET (LOSS) INCOME PER SHARE
  OF COMMON STOCK             $        (2.24)    $       (1.18)     $     0.52
                             ===============     =============      ==========

See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------


                                                                                1996                 1995                 1994
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss) income                                                          $ (2,021,584)        $ (1,063,596)        $    470,645

  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

      Accretion of interest on investments in

        U.S. Treasury securities                                                 (220,676)            (211,923)             (19,417)
      Depreciation                                                                124,030               27,072                8,064
      (Increase) decrease in prepaid expenses and
        other current assets                                                     (219,160)             (66,873)              46,558
      Increase in deferred revenue                                                 56,293                 --                   --
      Increase in accounts payable and
        accrued expenses                                                          228,216              198,733               13,391
                                                                             ------------         ------------         ------------
Net cash (used in) provided by operating activities                            (2,052,881)          (1,116,587)             519,241
                                                                             ------------         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (payments for):

    Purchases of U.S. Treasury securities                                      (6,388,017)          (8,728,480)          (3,174,521)
    Maturities of U.S. Treasury securities                                      8,918,000           10,260,000            2,800,000
    Purchase of office furniture and equipment                                   (166,021)            (264,583)             (31,422)
                                                                             ------------         ------------         ------------
Net cash provided by (used in) investing activities                             2,363,962            1,266,937             (405,943)
                                                                             ------------         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES-

  Proceeds from issuance of subordinated debt                                     800,000                 --                   --
                                                                             ------------         ------------         ------------
NET INCREASE IN CASH                                                            1,111,081              150,350              113,298

CASH, BEGINNING OF YEAR                                                           559,802              409,452              296,154
                                                                             ------------         ------------         ------------


CASH, END OF YEAR                                                            $  1,670,883         $    559,802         $    409,452
                                                                             ============         ============         ============

SUPPLEMENTAL CASH FLOWS DISCLOSURES:

  Interest paid                                                              $     11,228         $       --           $       --
                                                                             ============         ===========          ============

See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

--------------------------------------------------------------------------------

                                                   Common
                                                    Stock          Additional
                                                    ($.01           Paid-in           Accumulated
                                                  Par Value)        Capital             Deficit              Total

BALANCE, DECEMBER 31, 1993                          $  9,000       $  8,991,000       $  (2,055,478)      $  6,944,522

  Net income                                           -                    -               470,645            470,645
                                                    --------       ------------       -------------       ------------

BALANCE, DECEMBER 31, 1994                             9,000          8,991,000          (1,584,833)         7,415,167

  Net loss                                             -                    -            (1,063,596)        (1,063,596)
                                                    --------       ------------       -------------       ------------
BALANCE, DECEMBER 31, 1995                             9,000          8,991,000          (2,648,429)         6,351,571

  Net loss                                             -                    -            (2,021,584)        (2,021,584)
                                                    --------       ------------       -------------       ------------
BALANCE, DECEMBER 31, 1996                          $  9,000       $  8,991,000       $  (4,670,013)      $  4,329,987
                                                    ========       ============       =============       ============


See Notes to Financial Statements.





DELTA CLEARING CORP.


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND OPERATIONS - Delta Clearing Corp. (the "Company"), a clearing agency, registered pursuant to Section 17A under the Securities
      Exchange Act of 1934, as amended, is a majority-owned subsidiary of INCAP
      Netherlands (Holdings), B.V., which is a wholly owned subsidiary of Intercapital Group Limited. Shares in the Company are also held by Dow
      Jones Telerate Holdings, Inc. and Exco, plc. The Company was sold by DOTS,
      Inc. and other minority shareholders to the current shareholders effective
      October 18, 1995.

      The Company is engaged in the clearance and settlement of transactions involving U.S. Treasury securities sold under agreement to repurchase
      ("Repos") and securities purchased under agreement to resell ("Reverse repos"). The Company began to offer these services during the fourth quarter of 1995. The Company also issues and clears put and call options written on U.S. Treasury securities. The Company, accordingly, acts solely as an intermediary in principal transactions, running a "matched book".

      The Company's customer base ("Participants") is limited to large, well-capitalized financial institutions active in the over-the-counter marketplace. Transactions are effected directly between such institutions or through the services of specialized inter-dealer brokers ("IDBs"). IDBs operate and maintain computer-supported communications facilities which display and report transactions between and among the Company's
      Participants. Such transactions are submitted to and subsequently cleared and settled by the Company.

      CLEARING FEE INCOME - Clearing fee income is generated through the clearance and settlement of transactions involving Repos, Reverse repos, and put and call options. The Company recognizes income on all trades as earned. The Company defers the recognition of revenue for the balance of term Repo and Reverse Repo trades not yet elapsed.

      INVESTMENT INCOME - Investment income is generated through interest earned on the Company's investments in U.S. Treasury securities and other overnight investment placement.

      CLEARING EXPENSES - Clearing expenses include the costs of issuance of a surety bond provided by Capital Markets Assurance Corporation. During
      1995, to support the provision of clearing services for Repos and Reverse repos, the Company increased coverage under the bond from $100 million to $250 million. The cost of the bond is being amortized over the respective coverage period.

      DEPRECIATION - Depreciation is provided over the estimated service lives of office furniture and equipment using the straight-line method for financial reporting and accelerated depreciation methods for tax purposes.


      INVESTMENT SECURITIES - Investment securities consist of U.S. Treasury securities. The Company adopted the provisions of Statement of Financial
      Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS No. 115") at January 1, 1994. Under



      SFAS No. 115, the Company is required to classify its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Pursuant to SFAS No. 115, the Company has classified its investments as held-to-maturity securities, as it has the ability and intent to hold the securities until maturity. These securities are recorded at amortized cost, adjusted for the accretion of discounts.

      INCOME TAXES - The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards No. 109,
      Accounting for Income Taxes ("SFAS No. 109"). Under SFAS No. 109, income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATION - Certain amounts in the financial statements have been reclassified for conformity with the current year presentation.

2.    MARGIN ACCOUNTS OF PARTICIPANTS

      Participants are required to deposit margin daily, in the form of cash or U.S. Treasury securities, to secure the obligations of such Participants arising under the Repos, Reverse repos, or options written by them. Margin for each Participant is calculated daily to take into account any adverse movement in the market price of underlying U.S. Treasury securities during the business day, and an estimate (based upon historical market data) of the most severe adverse movement in the market price of such U.S. Treasury securities which reasonably could be anticipated to occur over the course of the next succeeding business day. In addition, a Participant may be required to deposit additional margin on an intra-day basis at any time such action is deemed necessary and advisable under the circumstances to protect the Company or the public.

      Participant margin balances consisting of cash are invested in overnight
      Repos or other overnight investment placement. To the extent cash is invested in overnight Repos, the delivery of collateral consisting of U.S.
      Treasury securities is required. Amounts earned on invested margin balances are allocated among the Participants, less a fee charged by the Company for investment services.






3.    INVESTMENTS IN U.S. TREASURY SECURITIES

      Investments in U.S. Treasury securities are recorded at amortized cost and consisted of the following at December 31, 1996 and 1995:

           Name of Issuer        Maturity    Amortized      Market
      and Title of Securities     Amount       Cost          Value     Maturity

      1996:
       U.S. Treasury bills      $3,435,000   $3,369,715    $3,371,603    1997
                                ----------   ----------    ----------
                                $3,435,000   $3,369,715    $3,371,603
                                ==========   ==========    ==========

      1995:
       U.S. Treasury note       $  500,000   $  500,179    $  499,690    1996
       U.S. Treasury bills       5,300,000    5,178,843     5,187,799    1996
                                ----------   ----------    ----------
                                $5,800,000   $5,679,022    $5,687,489
                                ==========   ==========    ==========


4.    INCOME TAXES

      At December 31, 1996, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $2,590,000. The tax loss carryforward is available for offset of future taxable income through the year 2011. Net operating loss carryforwards were utilized to offset the provision for income taxes as of December 31, 1994. Deminimus taxes paid to state and local authorities have been included within other expenses.

      As of December 31, 1996 and 1995, net deferred tax assets, arising principally from net operating loss carryforwards, have been reduced to zero, offset by valuation allowances for the same amounts.

      Through October 18, 1995, the Company filed consolidated Federal income tax returns with its former parent, DOTS, Inc., and affiliated companies.

      The tax benefit of the Company's net operating losses was absorbed by income from other members of the DOTS, Inc. consolidated group prior to the sale of the Company on October 18, 1995. As of October 19, 1995, the
      Company files its own Federal income tax return. Additionally, the Company continues to file separate state and local income tax returns for which net operating loss carryforwards exist.






5.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET CREDIT RISK

      The Company may be exposed to off-balance-sheet credit risk in the event a Participant fails to fulfill its contracted obligations and its margin on deposit is insufficient. To control this risk, the Company collects, on a daily or intra-day basis, margin from Participants who enter into Repos or Reverse repos or write option contracts which is deemed sufficient to cover adverse movements in the value of these positions. To further control this risk, the Company enforces compliance with its clearing agency procedures (the "Procedures"), which mandate regulatory and internal guidelines, control maximum system exposure and establish
      Participant capital adequacy standards and exposure limits.

      Additionally, the Company has obtained a credit enhancement facility, composed of a $250 million surety bond issued by Capital Markets Assurance
      Corporation (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit enhancement facility provides an added measure of protection for the Company and is not a requirement under Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement, the Company is required to maintain a net worth (excess of all assets over all liabilities, excluding up to $2 million of subordinated notes issued to shareholders of the Company) of $5 million. Under the terms of the Procedures, each Participant account is a party to the credit facility and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the credit enhancement facility becomes the obligation of the individual defaulting Participant. The credit enhancement facility expires on January 27, 2000.

      The Company is not subject to market risk with respect to Repos or Reverse repos issued or purchased or sold option contacts.

      At December 31, 1996 and 1995, the Company had a matched book of Repos and Reverse repos with notional amounts of $13,935 million and $126 million respectively. At December 31, 1996 and 1995, the Company had issued outstanding matched put and call options on U.S. Government securities with notional amounts of $100 million and $75 million, respectively.


6.    COMMITMENTS

      On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from Exco RMJ Trading (a subsidiary of Exco, plc.) for $250,000. This amount is included in office furniture and equipment on the statements of financial condition. As additional compensation for its purchase of the Platform and in consideration for an agreement from Exco RMJ Trading not to compete with the Company, the Company agreed to pay 20% of its pre-tax operating income (exclusive of interest income) for five full fiscal years from the date of purchase and certain other amounts up to an additional maximum price of $2.25 million.



      In December 1995, the Company entered into a real estate lease agreement.
      The lease agreement became effective on April 5, 1996. Future minimum rental commitments required under this lease are presented below:

                                                               Minumum
                                                                Rental
        Year                                                  Commitments

        1997                                                   $  143,000
        1998                                                      143,000
        1999                                                      143,000
        2000                                                      143,000
        2001                                                      143,000
        Thereafter                                                836,000
                                                               ----------
                                                               $1,551,000
                                                               ==========

      The Company incurred rent expense of $119,000, $21,000, and $9,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

7.    RELATED PARTY TRANSACTIONS

      In 1996, the Company paid management consulting fees of $32,000 to Intercapital Group Limited. During the years ended 1995 and 1994 the
      Company paid occupancy expenses of $7,000 and, $12,000, respectively, to Exco RMJ Securities Corp. and management fees of $9,000 and $12,000, respectively, to Cawsl Corp, a majority shareholder of DOTS, Inc.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      Substantially all financial instruments on the Company's balance sheet are carried at fair value or at amounts which approximate fair value.






9.    SUBORDINATED BORROWINGS:

      At December 31, 1996, the Company had subordinated borrowings with affiliates as follows:

                  Affiliate                           Amount Outstanding
                  ---------                           ------------------

        Intercapital Group Limited                          $651,000

        Dow Jones Telerate Holdings, Inc.                    149,000
                                                            --------
                                                            $800,000
                                                            ========

      These amounts are payable on demand after September 30, 1997, and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three month deposits of U.S. dollars. At December 31, 1996, LIBOR was 5.625%.

10.   SUBSEQUENT EVENTS:

      On February 20, 1997, the Company obtained additional subordinated borrowings of $651,000 from Intercapital Group Limited.

                                       ******









        Financial Statement Schedules

        All financial statement schedules have been omitted because they are inapplicable, not required or the information is presented in the Financial
Statements or the related Notes to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  On November 4, 1996, the firm of KPMG Peat Marwick was dismissed as the principal accountant to audit the registrant's financial statements. Reports on the financial statements of the registrant by KPMG Peat
Marwick LLP for the years ending December 31, 1995 and 1994, respectively, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors.

                  During the years ending December 31, 1995 and 1994, respectively, and for the subsequent interim period, January 1, 1996 through November 4, 1996, there were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                  On November 4, 1996, the firm of Deloitte & Touche LLP was engaged as principal accountant to audit the Company's financial statements.



                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

       The Directors and executive officers of the Company are as follows:

                                                               Has Served As a
                                                               Director and/or
      Name                           Position Held              Officer Since.
      ----                           -------------             ---------------

Hans Angermueller           Director and Chairman of the Board     May 1996

Michael Spencer             Director                               October 1995

Julian Childs               Director                               October 1995

Peter Edge                  Director                               October 1995


David Gelber                Director                               October 1995

Michael L. Hein             Director                               March 1994

Stephen K. Lynner           Director and President                 March 1996

John Grebenstein            Director and Executive Director        October 1995

Barry E. Silverman          Executive Director                     March 1994

Ronald H. Buckner           Chief Financial Officer and            March 1994
                             Controller

Declan Kelly                Secretary                              October 1995

     Each director and executive officer of the Company will hold office until the next annual meeting of stockholders of the Company and until his successor is elected and qualified.

     Hans H. Angermueller, 72, has been non-executive Chairman of the Company since May 1996. Mr. Angermueller retired from Cifticorp in 1989 where his primary responsibilities were oversight of legal and regulatory affairs and government relations. Mr. Angermueller serves in an "of counsel" capacity with the international law firm, Shearman & Sterling, of which he was a partner prior to joining Citicorp in 1973.

     Michael Spencer, 41, has been Chairman and a director of the Company since October 1995. Since 1986, he has been Chairman of Intercapital. From
1983 to 1986, Mr. Spencer was a director and money broker at Fulton Prebon in London, and from 1980 to 1983 was an Assistant Vice President and futures broker at Drexel Burnham Lambert in London. Mr. Spencer is a director of several U.S.
affiliates of Intercapital and of Dart (USA) Inc.

     Julian Childs, 47, has been a director of the Company since October 1995.
He is currently Chief Operating Officer of Telerate. From 1991 to 1995, Mr.
Childs served as Executive Vice President of Telerate, with responsibility for the Asia Pacific region, the Americas and Europe/Gulf. Prior to that, Mr. Childs was Managing Director of Telerate, responsible for all Asia Pacific operations of Dow Jones Telerate.

     Peter Edge, 37, has been a director of the Company since October 1995. He is currently Chief Executive Officer of EXCO. He began working for EXCO in 1980 as a deposit broker. In 1989, he was appointed to the Board of Directors of EXCO. In addition, Mr. Edge is Chairman of EXCO's money markets products committee.
                                     -20-


     David Gelber, 48, has been a director of the Company since October 1995. He currently serves as Group Managing Director of Intercapital Group Limited. For the twelve years prior to joining Intercapital Group Limited in 1994, Mr. Gelber held a variety of positions in the derivatives areas, including, most recently,

Chief Operating Officer of Midland Global Markets (January 1993 to March 1994) and Global Manager-Swaps and Options at Hong Kong & Shanghai Bank (March 1989 to
December 1993). Additionally, Mr. Gelber served for four years as a director of the International Swap Dealers Association (ISDA) and was a member of the working group that compiled the G30 report on derivatives.

     Michael L. Hein, 54, was elected a director of the Company in March 1994.
Mr. Hein has been a managing director of CapMAC since its founding in 1987.
Prior to joining CapMAC, Mr. Hein held several positions at Citicorp/Citibank, most recently as a Vice President in the rate risk management department of Citicorp Investment Bank.

     Stephen K. Lynner, 45 was appointed president of the Company in March 1996 and elected a director in April 1996. He had previously served on the Board of the Company from the Company's inception to October 1995. During that time he served as president of RMJ Options Trading Corporation. From January 1985 to
April 1988, he was managing director of Security Pacific Options Services
Corporation. From September 1981 through December 1984, he was a trader with Chemical Bank's Primary Dealer Group.

     John Grebenstein, 44 has been a director of the Company since November
1995, with the title Executive Director. He is responsible for all repurchase agreement related activities. From August 1994 until November 1995, he was a Vice President at RMJS responsible for new product development. From 1989 until August 1994, Mr. Grebenstein held various management positions at Garban Ltd., an interdealer broker of U.S. Treasury securities and money market instruments.
Prior to that, Mr. Grebenstein was a Vice President in the fixed income division of Nomura Securities International responsible for global financing.

     Barry E. Silverman, 38 resigned as a director of the Company in January
1997. He had previously served on the Board of the Company from March 1994.
Until March 1996, he served as president and chief executive officer.
Previously, Mr. Silverman had been elected treasurer and chief financial officer of the Company and served in that capacity from February 1990. Mr. Silverman has been the credit manager of the Company since March 1989. From July 1987 to February 1989, he held several positions at Citicorp/Citibank, most recently as a manager in the credit department of Citicorp Investment Bank. From November
1985 to July 1987, Mr. Silverman was self-employed as a financial consultant.
Prior to 1985, he was a lending officer with Bank of America commencing in 1983.
Effective March 31, 1997, Mr. Silverman has elected to resign his position as Executive Director and, additionally, has decided to leave the employ of the Company.

     Ronald H. Buckner, CPA, 36 was hired in February 1994 and elected controller in March 1994. In October 1995 he was elected chief financial officer. From April 1990 to March 1994, Mr. Buckner was the director of
Financial Analysis for Panavision International, L.P., an international lessor of motion picture film equipment and, prior to its reorganization, a wholly-owned subsidiary of Warburg Pincus, L.P. From 1986 to 1990, Mr. Buckner was chief financial officer and corporate controller for Retail Services, Inc., a publicly held national retail and real-estate development concern.

     Declan Kelly, 35 has been Secretary of the Company since October 1995.
Since 1994, he has been a member of the Derivatives Product Group of

Intercapital Group Limited, with the title Head of Strategic Development. From
1987 to 1994, Mr. Kelly was the Head of Global Swaps and Derivatives at BNP
Capital Markets in London. For one year prior to that, Mr. Kelly was a trader in the Swaps Group at Chase Manhattan Bank in London. He is qualified as a member of the Institute of Chartered Accountants in Ireland.

Item 11.  Executive Compensation

     The following table summarizes for each of the Company's last three fiscal years, all compensation awarded to, earned by, or paid, 1) to the Company's chief executive officer for services rendered in all capacities to the Company, and 2) to all other executive officers of the Company whose total annual salary and bonus exceed $100,000.





Name and                                                           Other Annual
Principal                                Salary           Bonus    Compensation
Position                           Year    ($)             ($)          ($)
--------                           ----    ---             ---          ---

Barry E. Silverman                 1996   $138,000        $      0        $ 0
President, Chief Executive
Officer                            1995    138,000 a        24,543          0
                                   1994    100,000          20,000          0

Ronald H. Buckner                  1996    110,000               0          0
Chief Financial Officer,
Controller                         1995    110,000 b         7,500          0

                                   1994     48,125               0          0

John Grebenstein                   1996    200,000
Executive Director                 1995    200,000 c             0          0

Stephen K. Lynner                  1996    200,000 d             0          0
Director, President

a Salary became effective October 1, 1995. Mr Silverman's salary for the year was $109,500.

b Salary became effective October 1, 1995. Mr. Buckner's salary for the year was $71,042.

c Salary became effective November 1, 1995. Mr. Grebenstein's salary for the year was $33,333.

d Salary became effective March 15, 1996. Mr. Lynner's salary for the year was $158,333.


Compensation of Directors

     Effective June 1, 1996, Mr. Angermueller, the Company's non-executive chairman was approved to receive a per annum retainer of $10,000 payable in four equal installments, plus an additional $1,000 per meeting of the board of directors. Mr. Angermueller was paid $10,500 in 1996. The Company does not pay any remuneration to its other non-executive directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Name and Address of                    Number of Shares       Percentage
     Beneficial Owner                      Beneficially Owned       Ownership
     ----------------                      ------------------      ----------

     INCAP NETHERLANDS (HOLDINGS) B.V. (1)     585,900                 65.1%
     c/o Intercapital Group Limited
     153 East 53rd Street
     New York, NY  10022

     Dow Jones Telerate Holdings, Inc. (2)     134,100                  14.9%
     200 Liberty Street
     New York, NY  10281




     Name and Address of                    Number of Shares       Percentage
     Beneficial Owner                      Beneficially Owned       Ownership
     ----------------                      ------------------      ----------

     EXCO plc                                   180,000                 20%
     Sherborne House
     119 Cannon Street
     London EC4N 5AX
     England
                                                --------              -----
                                                900,000                100%
All officers and directors as a group
(ten individuals)                                 (3)                  (3)

--------------
(1)  INCAP NETHERLANDS (HOLDINGS) B.V. is a wholly-owned subsidiary of
     Intercapital Group Limited, U.K. company.

(2) Dow Jones Telerate Holdings, Inc. is a direct, wholly-owned subsidiary of Dow Jones & Company, Inc.

(3) Each of the stockholders of the Company is an affiliate of a director of the Company. See "Directors and Executive Officers" above. As a result, the directors and executive officers may be deemed, as a group, to be the beneficial owners of all of the Company's Common Stock.


Item 13.  Certain Relationships and Related Transactions

          On September 30, 1996, for proceeds received, the Company issued subordinated notes to Intercapital Group Limited, an affiliate of a shareholder, for $651,000, and Dow Jones Telerate Holdings, Inc., a shareholder, for
$149,000. These amounts are payable on demand after September 30, 1997 and bear interest payable at a rate equal to LIBOR for three month deposits of U.S.
dollars. At December 31, 1996, LIBOR was 5.625%. On February 20, 1997, the
Company issued an additional subordinate note to Intercapital Group Limited for $651,000 under similar terms.



     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)         1.          Financial Statements
                        The financial statements listed under Item 8 are filed
                        as a part of this Report.

            2.          Financial Statement Schedules
                        All financial statement schedules have been omitted because they are inapplicable, not required or the information is presented in the Financial Statements or the related Notes to Financial Statements filed under Item 8 as part of this Report.

            3.          Exhibits
                        The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)         Reports on Form 8-K

            None.




                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March
28, 1997.

                              DELTA CLEARING CORP.

                              By:  Stephen K. Lynner   \s\

                                  ------------------------
                                  Stephen K. Lynner
                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 28, 1997.

       Signature                          Title
       ---------                          -----

Stephen K. Lynner \s\
-----------------------
Stephen K. Lynner                         Director and President

Hans Angermueller \s\
-----------------------
Hans Angermueller                         Director and Chairman of the Board


-----------------------
Michael Spencer                           Director

Julian Childs \s\
-----------------------
Julian Childs                             Director


-----------------------
Peter Edge                                Director

David Gelber \s\
-----------------------
David Gelber                              Director

John Grebenstein \s\
-----------------------
John Grebenstein                          Director, Executive Director

Michael L. Hein \s\
-----------------------
Michael L. Hein                           Director

Barry E. Silverman \s\
-----------------------
Barry E. Silverman                        Executive Director

Ronald H. Buckner \s\
-----------------------
Ronald H. Buckner                         Chief Financial Officer and Controller

Declan Kelly \s\
-----------------------
Declan Kelly                              Secretary







                                  EXHIBIT INDEX

Exhibit
  No.                             Description                             Page
------                            ------------                            -----

3(a)       Amended Certificate of Incorporation of the Company              *
           [Pre-effective Amendment No. 1 to Form S-1, Registration No.
           33-21409, dated June 14, 1988, Exhibit 3(a)].

3(b)       By-laws of the Company [Form S-1, Registration No. 33-21409,     *
           dated June 14, 1988, Exhibit 3(b)].

4(a)       Form of Participation Agreement [Form S-1, Registration No.      *
           33-21409, dated June 14, 1988, Exhibit 4(a)].

10(b)      Insurance Agreement including Surety Bond [Pre-effective         *
           Amendment No. 1 to Form S-1, Registration No. 33-21409, dated
           June 14, 1988, Exhibit 10(b)].

10(b-1)    Amended and Restated Insurance Agreement including Surety Bond    *
           dated as of June 1, 1992 [Form 10-K, Annual Report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934, for
           the fiscal year ended December 31, 1994, Exhibit 10(b-1)]


 10(b-2)   Amendment to Surety Bond dated October 13, 1994 [Form 10-K,       *
           Annual Report pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934, for the fiscal year ended December 31, 1994,
           Exhibit 10(b-2)]

10(b-3)    Second Insurance Agreement including Surety Bond dated as          *
           of October 24, 1995 [Form 10-K, Annual Report pursuant to
           Section 13 or 15(d) of the Securities Exchange Act of 1934,
           for the fiscal year ended December 31, 1995, Exhibit 10(b-3)]

 10(b-4)   First Amendment to Second Insurance Agreement dated as of         27
           September 25, 1996 (filed herwith).

 10(b-5)   Amendment to Surety Bond dated as of October 14, 1996             29
           (filed herewith).

 10(c)     Form of Amended and Restated Operating and Brokerage Service       *
           Agreement Relating to the Over-the-Counter Options Trading
           System, by and among RMJ Securities Corp., RMJ Options Trading
           Corp., Delta Government Options Corp., SPC Securities Services

           Corp. and BankAmerica National Trust Co. (New York)
           [Pre-effective Amendment No. 2 to Form S-1, Registration
           No. 33-21409, dated June 14, 1988, Exhibit 10(c)].

 10(d)     Stock Purchase Agreement dated as of September 15, 1995 by         *
           and among Intercapital Group Limited and DOTS, Inc., SMG
           Options Corp. and Delta Government Options Corp. [Form 10-K,
           Annual Report pursuant to Section 13 or 15 (d) of the Securities
           Exchange Act of 1934, for the fiscal year ended December 31, 1995,
           Exhibit 10(d)]

27         Financial Data Schedule

-----------

*  Incorporated by reference as indicated.

                                     -26-
