Form 10-Q
period 1997-03-31
DELTA CLEARING CORP /DE/
filed 1997-05-14
CIK 832229

                                  FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended  March 31, 1997           Commission File Number  33-21409
                   --------------                                   --------


                             DELTA CLEARING CORP.
            (exact name of registrant as specified in its charter)


          Delaware                                              13-3456486
(state or other jurisdiction of                                (IRS employer
incorporation or organization)                              identification no.)


         525 Washington Boulevard
         Jersey City,  New Jersey                                  07310
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

                           Yes  x                  No


         This Form 10-Q pertains to 250,000 put and call option contracts on U.S. Treasury securities to be issued from time to time by Delta Clearing Corp.

         Indicate number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1997: 900,000 shares of common stock, par value $.01 per share.

                              TABLE OF CONTENTS




PART I.  Financial Information                                              Page


         Item 1            Financial Statements


                           Statements of Financial Condition
                              at March 31, 1997 and December 31, 1996         2


                           Statements of Operations,
                              three months ended March 31, 1997 and 1996      3

                           Statements of Cash Flows,
                              three months ended March 31, 1997 and 1996      4


                           Notes to Financial Statements                      5


         Item 2            Management's Discussion and Analysis of Financial
                               Condition and Results of Operations            7


PART II. OTHER INFORMATION


         Item 1 - 5        Not Applicable                                     9

         Item 6            Exhibits and Reports on Form 8-K                   9

         Signature                                                            10

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1997 AND DECEMBER 31, 1996
--------------------------------------------------------------------------------

                                                                  March 31,              December 31,
                                                                     1997                   1996
                                                                 (Unaudited)
                                                              ---------------         ----------------
ASSETS

CURRENT ASSETS:
   Cash                                                       $     1,910,938         $      1,670,883
   Margin accounts of participants                                 94,157,331               84,056,218
   Investment in U.S. Treasury securities,
     at amortized cost                                              3,379,894                3,369,715
   Prepaid expenses and other current assets                          285,834                  290,515
                                                              ---------------         ----------------

        Total current assets                                       99,733,997               89,387,331

OFFICE FURNITURE AND EQUIPMENT - At cost, net of
     accumulated depreciation of $224,567 for
     March 31, 1997 and $188,857 for December 31, 1996                279,243                  309,150

OTHER ASSETS                                                           26,862                   26,862
                                                              ---------------         ----------------

TOTAL ASSETS                                                  $   100,040,102         $     89,723,343
                                                              ===============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Margin Payable                                             $    94,157,331          $    84,056,218
   Accounts payable and accrued expenses                              551,760                  480,845
   Deferred revenue                                                    56,655                   56,293
                                                              ---------------         ----------------

        Total current liabilitiess                                 94,765,746               84,593,356
                                                              ---------------         ----------------

SUBORDINATED BORROWINGS                                             1,451,000                 800, 000
                                                              ---------------         ----------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000,000 shares authorized,
           900,000 shares issued and outstanding                        9,000                    9,000

     Additional paid-in-capital                                     8,991,000                8,991,000
     Accumulated deficit                                           (5,176,644)              (4,670,013)
                                                              ---------------         ----------------

        Total stockholders' equity                                  3,823,356                4,329,987
                                                              ---------------         ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   100,040,102         $     89,723,343
                                                              ===============         ================

See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Unaudited)
--------------------------------------------------------------------------------

                                                              1997               1996
                                                          ------------       ------------
REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements            $   341,466        $    49,679
   Options                                                       2,000              1,341
   Investment Income                                            67,457             78,447
                                                          ------------       ------------

      Total revenues                                           410,923            129,467
                                                          ------------       ------------

EXPENSES:
   Clearing expenses                                           336,755            261,810
   Employee compensation and benefits                          318,512            250,491
   Professional fees                                           113,695             46,094
   Depreciation                                                 35,710             25,026
   Occupancy                                                    37,986             11,715
   Interest expense                                             14,696                  -
   General and administrative expenses                          60,200             70,171
                                                          ------------       ------------

TOTAL EXPENSES                                                 917,554            665,307
                                                          ------------       ------------

NET LOSS                                                  $  (506,631)       $  (535,840)
                                                          ============       ============

NET LOSS PER SHARE OF COMMON STOCK                        $     (0.56)       $     (0.60)
                                                          ============       ============

See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (Unaudited)
--------------------------------------------------------------------------------

                                                                              1997                   1996
                                                                         ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $      (506,631)      $      (535,840)
Adjustments to reconcile net loss to
    net cash used in operating activities:
           Accretion of interest on investments in
              U.S. Treasury securities                                           (45,101)              (72,836)
           Depreciation                                                           35,710                25,026
           Decrease (Increase) in prepaid expenses
              and other current assets                                             4,681               (47,799)
           Increase in deferred revenue                                              362                    --
           Increase in accounts payable and
              accrued expenses                                                    70,915               224,414
                                                                         ---------------       ---------------

Net cash used in operating activities                                           (440,064)             (407,035)
                                                                         ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from (payments for):
     Purchase of U.S. Treasury securities                                     (1,400,078)                   --
     Maturity of U.S. Treasury securities                                      1,435,000               500,000
     Purchase of office furniture and equipment                                   (5,803)              (18,359)
                                                                         ---------------       ---------------

Net cash provided by investing activities                                         29,119               481,641
                                                                         ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of subordinated debt                                 651,000                   --
                                                                         ---------------       ---------------

NET INCREASE IN CASH                                                             240,055                74,606

CASH, BEGINNING OF PERIOD                                                      1,670,883               559,802
                                                                         ---------------       ---------------

CASH, END OF PERIOD                                                      $     1,910,938       $       634,408
                                                                         ===============       ===============

SUPPLEMENTAL CASH FLOWS DISCLOSURES:

   Interest paid                                                         $         --          $          --
                                                                         ===============       ===============


See Notes to financial statements.

                             DELTA CLEARING CORP.
                        NOTES TO FINANCIAL STATEMENTS


1.                BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with applicable requirements for the preparation of quarterly reports on Form 10-Q. In the opinion of management of Delta Clearing Corp. (the "Company") all adjustments (consisting of only normal recurring accruals) that are necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. Such results of operations are not necessarily indicative of the results to be anticipated for the entire year or any other interim period.


2.                COMMITMENTS AND CONTINGENCIES:

                  The Company currently provides two services to its customers ("Participants"): The clearance and settlement of transactions involving U.S. Treasury securities sold under agreement to repurchase and U.S. Treasury securities purchased under agreement to resell (collectively "Repos"); and the issuance, clearance and settlement of put and call options written on U.S. Treasury securities ("Options"). In conjunction with the Company's Options business, the Company has the authority to issue up to 250,000 option contracts. The Company issues each put option or call option and interposes itself in each transaction - acting as writer to each purchasing Participant and as the purchaser of a matching put or matching call from each writing Participant. The Company acts solely as an intermediary in principal transactions, maintaining a "matched book" for both Repos and Options. The Company, therefore, is not subject to market risk with respect to these transactions, except to a limited extent in the event of a default by a Participant in the performance of its obligations. To control this risk, the Company collects, on a daily or intra-day basis, margin from Participants who clear and settle Repos or Options through the Company which is deemed sufficient to cover adverse movements in the value of these positions. To further control this risk, the Company enforces compliance with its clearing agency procedures (the `Procedures"), which mandate regulatory and internal guidelines, control maximum system exposure and establish Participant capital adequacy standards.

                  The Company has obtained a credit enhancement facility (the "CEF"), comprised of a $250 million surety bond issued by Capital Markets Assurance Corporation (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit facility provides an added measure of protection for the Company and is not a requirement under Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement, the Company is required to maintain a net worth (excess of all assets over all liabilities, excluding up to $2 million of subordinated notes issued to shareholders of the Company) of $5 million. Under the terms of the Procedures, each Participant account is a party to the CEF and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the CEF becomes the obligation of the individual defaulting Participant. The CEF expires on January 27, 2000.

At March 31, 1997 and 1996, the Company had a matched book of Repos with notional amounts of $27,255 billion and $11,112 billion respectively. At March 31, 1997 and 1996, the Company had no issued matched put and call options on U.S. Treasury securities outstanding.

On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from Exco RMJ Trading (a subsidiary of Exco, plc.) for $250,000. This amount is included in office furniture and equipment on the statements of financial condition. As additional compensation for its purchase of the Platform and in consideration for an agreement from Exco RMJ Trading not to compete with the Company, the Company agreed to pay 20% of its pre-tax operating income (exclusive of interest income) for five full fiscal years from the date of purchase and certain other amounts up to an additional maximum price of $2.25 million. Through March 31, 1997, no contingent amounts have been paid to Exco RMJ Trading Corp.

In December 1995, the Company entered into a real estate lease agreement. The lease became effective on April 5, 1996 The agreement calls for the Company to make rental payments totaling $1,551,000 over the ten year, ten month term of the lease. In accordance with the lease agreement, the Company began the payment of monthly rent on February 5, 1997.

On February 20, 1997 a subordinated note was issued and proceeds were received by the Company in the amount of $651,000 from Intercapital Group Limited. The note is payable on demand after February 21, 1998, and bears interest payable equal to the London Interbank Offered Rate ("LIBOR") for the three month deposits of U.S. dollars. At March 31, 1997, LIBOR was 5.8125%. Previously, on September 30, 1996, the Company received $800,000 of proceeds from the issuance of two subordinated notes: Intercapital Group Limited, in the amount of $651,000; Dow Jones Telerate Holdings, Inc., in the amount of $149,000. These two notes are payable on demand after September 30, 1997 and also bear interest payable equal to LIBOR.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                  The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the

"Order") by the Securities and Exchange Commission ("the Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. As of March 31, 1997, 25 Participants were enrolled and authorized by the Company for clearance and settlement of Repos, representing a 15 Participant increase from March 31, 1996. Additionally, 36 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions, representing a 2 Participant decrease from March 31, 1996. The increase in Repos Participants reflects the continued growth of the Company's Repos Participant base and corresponding activity, and the reduction of Options Participants reflects the withdrawal of inactive Participants relative to their corresponding Options activity. While the success of the Repos product is still to be determined, it has become the dominant business of the Company. Regarding its Options business, the Company continues to await approval from the Commission of a pending rule change filing of its Procedures that will allow multiple inter-dealer brokers ("IDBs") to submit Options trades to the Company for clearance and settlement. Currently, the Company is limited by its Procedures to only one IDB for such submission. It is anticipated that once this rule change is approved the Company's Options business will increase.

        For the three months ended March 31, 1997, the Company cleared approximately $1 trillion notional of matched Repos and issued 260 matched option contracts to Participants. On March 31, 1997, margin accounts of Participants held by the Company amounted to approximately $94 million. During the three months ended March 31, 1997 margin accounts of Participants held by the Company fluctuated from a high of about $120 million to a low of approximately $81 million due to Participants' clearing activity.

        For the three months ended March 31, 1997 and 1996, the Company reported total revenue of $410,923 and $129,467 respectively, reflecting an increase of approximately 217% in 1997. This increase included an approximate 587% increase in clearing fees earned on the clearance and settlement by the Company of Repos to $341,466 from $49,679 in 1997 and 1996, respectively. The growth of the Repos business during the period accounts for the corresponding increase in clearing fees. The Options clearing business saw little activity during the 3 month period in both 1997 and 1996 amounting to only $2,000 and $1,341, respectively. The Company believes the Options business is dependent on its ability to utilize multiple IDBs for the submission of trades to the Company for clearance and settlement as mentioned above. Investment income of $67,457 in 1997 decreased 14% from $78,447 in 1996 as a result of lower available funds for investment.

        Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF, as well as fees charged by the Company's clearing bank. The cost of the CEF does not vary significantly with the levels of clearing activity or Participant enrollment and, in fact, remained unchanged for both the three month periods ended March 31, 1997 and 1996, amounting to $231,250 in each period. Clearing bank fees, however, increased to $105,505 in 1997 from $30,560 in 1996. Since clearing bank fees are sensitive to the levels of clearing activity processed by the Company, this

245% increase is a direct result of the growth of the Repos business. In 1997 employee compensation and benefits increased by approximately 27% to $318,512 versus $250,491 in 1996 as a result of an increase in staffing. Professional fees increased approximately 147% to $113,695 in 1997 versus $46,094 in 1996. In 1997, the Company embarked on the development of several new products and has incurred increased expenditures relative to systems enhancements which required outside professional consultation. Additionally, legal fees associated with new product development increased as the Company worked to prepare appropriate rule change filings of its Procedures corresponding to such development. Occupancy costs increased approximately 224% to $37,986 in 1997 from $11,715 in 1996, as a consequence of an over five-fold increase in the square footage of the Company's leased office space. Depreciation increased approximately 43% from $25,026 in 1996 to $35,710 in 1997, reflecting the purchase by the Company of office furnishings and equipment for its new leased offices. In 1997, the Company had outstanding subordinated notes totaling $1,451,000 which accrue interest payable at the London Interbank Offered Rate ("LIBOR") for three month deposits of U.S. dollars. The LIBOR rate during the three month period ended March 31, 1997 approximated 5.5%. The proceeds from subordinated borrowings were received on various dates beginning in the third quarter of 1996. Accordingly, interest expense during the three month period ended March 31, 1997 amounted to $14,696 while no such expense was incurred during the three month period ended March 31, 1996.

        The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $3.8 million obtained from the issuance of its Common Stock in 1989. Due to start up costs of introducing Repos clearing services, the Company's capital has been reduced. On September 30, 1996, the Company received $800,000 of proceeds from the issuance of two subordinated notes: Intercapital Group Limited, in the amount of $651,000; and Dow Jones Telerate Holdings, Inc., in the amount of $149,000. Additionally, on February 20, 1997, an additional subordinated note was issued and proceeds received by the Company in the amount of $651,000 from Intercapital Group Limited. The Company expects that its existing capital resources and subordinated borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future.

                             DELTA CLEARING CORP.



PART II. OTHER INFORMATION

Item 1 - 5        Not Applicable

Item 6            Exhibits And Reports On Form 8-K

         (a)      Exhibits

                  Exhibit No.

                      27            Financial Data Schedule


         (b)      Form 8-K

                  No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                             DELTA CLEARING CORP.


SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1997.


                                    DELTA  CLEARING  CORP.

                                    \s\ Stephen K. Lynner
                                    --------------------------
                                    Stephen K. Lynner
                                    President


                                    \s\ Ronald H. Buckner
                                    --------------------------
                                    Ronald H. Buckner
                                    Chief Financial Officer