Form 10-Q
period 1997-06-30
DELTA CLEARING CORP /DE/
filed 1997-08-13
CIK 832229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997            Commission File Number 33-21409


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

         Indicate number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1997: 900,000 shares of common stock, par value $.01 per share.

                                TABLE OF CONTENTS

PART I.  Financial Information                                            Page

          Item 1      Financial Statements

                      Statements of Financial Condition

                         at June 30, 1997 and December 31, 1996            2

                      Statements of Operations,
                         six months ended June 30, 1997 and 1996           3

                      Statements of Operations,
                         three months ended June 30, 1997 and 1996         4

                      Statements of Cash Flows,
                         six months ended June 30, 1997 and 1996           5


                      Notes to Financial Statements                        6

          Item 2      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations               8

PART II. OTHER INFORMATION

         Item 1 - 5   Not Applicable                                      11

         Item 6       Exhibits and Reports on Form 8-K                    11

         Signature                                                        12

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1997 AND DECEMBER 31, 1996

                                                                   June 30,              December 31,
                                                                     1997                    1996
                                                                 (Unaudited)
                                                              ---------------         ----------------
ASSETS

CURRENT ASSETS:
   Cash                                                       $     2,323,222         $      1,670,883
   Margin accounts of participants                                 86,201,606               84,056,218
   Investment in U.S. Treasury securities,
     at amortized cost                                              3,317,781                3,369,715
   Prepaid expenses and other current assets                          216,242                  290,515
                                                              ---------------         ----------------
        Total current assets                                       92,058,851               89,387,331

OFFICE FURNITURE AND EQUIPMENT - At cost, net of accumulated depreciation of $260,131 at June 30, 1997

     and $188,857 at December 31, 1996                                265,757                  309,150

OTHER ASSETS                                                           26,862                   26,862
                                                              ---------------         ----------------
TOTAL ASSETS                                                  $    92,351,470         $     89,723,343
                                                              ===============         ================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Margin Payable                                              $   86,201,606         $     84,056,218
   Accounts payable and accrued expenses                            1,048,714                  480,845
   Deferred revenue                                                    29,204                   56,293
                                                              ---------------         ----------------
        Total current liabilitiess                                 87,279,524               84,593,356
                                                              ---------------         ----------------
SUBORDINATED BORROWINGS                                             1,925,500                  800,000
                                                              ---------------         ----------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000,000 shares
           authorized, 900,000 shares issued and
           outstanding                                                  9,000                    9,000
     Additional paid-in-capital                                     8,991,000                8,991,000
     Accumulated deficit                                           (5,853,554)              (4,670,013)
                                                              ---------------         ----------------
        Total stockholders' equity                                  3,146,446                4,329,987
                                                              ---------------         ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    92,351,470         $     89,723,343
                                                              ===============         ================

See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)

                                                              1997               1996
                                                          -----------        -----------
REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements           $   541,638        $   248,315
   Options                                                      2,750             13,416
   Investment Income                                          132,530            147,397
                                                          -----------        -----------
      Total revenues                                          676,918            409,128
                                                          -----------        -----------
EXPENSES:
   Clearing expenses                                          624,370            518,535
   Employee compensation and benefits                         612,989            539,203
   Professional fees                                          246,495            121,448
   Depreciation                                                71,274             54,346
   Occupancy                                                   74,936             51,453
   Interest expense                                            36,872               -
   General and administrative expenses                        193,523            169,664
                                                          -----------        -----------

TOTAL EXPENSES                                              1,860,459          1,454,649
                                                          -----------        -----------

NET LOSS                                                  $(1,183,541)       $(1,045,521)
                                                          ===========        ===========
NET LOSS PER SHARE OF COMMON STOCK                        $     (1.32)       $     (1.16)
                                                          ===========        ===========


See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)

                                                              1997               1996
                                                          -----------        -----------
REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements           $   200,172        $   198,636
   Options                                                        750             12,075
   Investment Income                                           65,073             68,950
                                                          -----------        -----------

      Total revenues                                          265,995            279,661
                                                          -----------        -----------

EXPENSES:
   Clearing expenses                                          287,615            256,725
   Employee compensation and benefits                         294,477            288,712
   Professional fees                                          132,800             75,354
   Depreciation                                                35,564             29,320
   Occupancy                                                   36,950             39,738
   Interest expense                                            22,176                -
   General and administrative expenses                        133,323             99,493
                                                          -----------        -----------


TOTAL EXPENSES                                                942,905            789,342
                                                          -----------        -----------


NET LOSS                                                  $  (676,910)       $  (509,681)
                                                          ===========        ===========

NET LOSS PER SHARE OF COMMON STOCK                        $     (0.75)       $     (0.57)
                                                          ===========        ===========


See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (Unaudited)

                                                                                1997                  1996
                                                                         ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $    (1,183,541)      $    (1,045,521)
Adjustments to reconcile net loss to
    net cash used in operating activities:
           Accretion of interest on investments in
              U.S. Treasury securities                                           (90,515)             (128,675)
           Depreciation                                                           71,274                54,346
           Decrease (Increase) in prepaid expenses
              and other current assets                                            74,273              (136,843)
           (Decrease) Increase in deferred revenue                               (27,089)               43,189
           Increase (Decrease) in accounts payable
              and accrued expenses                                               567,869               (47,243)
                                                                         ---------------       ---------------
Net cash used in operating activities                                           (587,729)           (1,260,747)
                                                                         ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from (payments for):
     Purchase of U.S. Treasury securities                                     (4,710,551)           (3,570,895)
     Maturity of U.S. Treasury securities                                      4,853,000             6,100,000
     Purchase of office furniture and equipment                                  (27,881)             (137,832)
                                                                         ---------------       ---------------
Net cash provided by investing activities                                        114,568             2,391,273
                                                                         ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of subordinated debt                               1,125,500                 --
                                                                         ---------------       ---------------
NET INCREASE IN CASH                                                             652,339             1,130,526

CASH, BEGINNING OF PERIOD                                                      1,670,883               559,802
                                                                         ---------------       ---------------
CASH, END OF PERIOD                                                      $     2,323,222       $     1,690,328
                                                                         ===============       ===============
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
   Interest paid                                                         $         --          $         --
                                                                         ===============       ===============

See Notes to financial statements.

                              DELTA CLEARING CORP.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                  JUNE 30, 1997

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

                  The Company has obtained a credit enhancement facility (the "CEF"), comprised of a $250 million surety bond issued by Capital Markets Assurance Corporation (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit facility provides an added measure of protection for the Company and is not a requirement under Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement at June 30,1997, the Company was required to maintain a net worth (excess of all assets over all liabilities, excluding up to $2 million of subordinated notes issued to shareholders of the Company) of

$5 million. On July 15, 1997, the credit enhancement facility agreement was amended to exclude up to $4 million of subordinated notes issued to shareholders of the Company for the purpose of computing net worth. Under the terms of the Procedures, each Participant account is a party to the CEF and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the credit enhancement facility becomes the obligation of the individual defaulting Participant. The credit enhancement facility expires on January 27, 2000.

At June 30, 1997 and 1996, the Company had a matched book of Repos with notional amounts of $23.302 billion and $22.584 billion respectively. Additionally, at June 30, 1997 and 1996 the Company had issued and outstanding matched put and call options on U.S. Treasury securities with a notional value of $0 and $575 million respectively.

On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from Exco RMJ Trading (a subsidiary of Exco, plc.) for $250,000. This amount is included in office furniture and equipment on the statements of financial condition. As additional compensation for its purchase of the Platform and in consideration for an agreement from Exco RMJ Trading not to compete with the Company, the Company agreed to pay 20% of its pre-tax operating income (exclusive of interest income) for five full fiscal years from the date of purchase and certain other amounts up to an additional maximum price of $2.25 million. Through June 30, 1997, no contingent amounts have been paid to Exco RMJ Trading Corp.

In December 1995, the Company entered into a real estate lease agreement. The lease became effective on April 5, 1996. The agreement calls for the Company to make rental payments totaling $1,551,000 over the ten year, ten month term of the lease. In accordance with the lease agreement, the Company began the payment of monthly rent on February 5, 1997. At June 30, 1997, the Company had approximately $1,488,000 of payments remaining.

On various dates beginning on September 30, 1996 through June 30, 1997, several subordinated notes were issued and proceeds were received by the Company in amounts totaling $1,627,500 from Intercapital Group Limited and $298,000 from Dow Jones Markets Holdings, Inc. (formerly Dow Jones Telerate Holdings, Inc.). These notes are payable on demand after one year from their dates of issue and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three months deposits of U.S. dollars. At June 30, 1997, LIBOR was approximately equal to 5.75%. On July 30, 1997 an additional subordinated note was issued and proceeds were received by the Company in the amount of $325,500 from Intercapital Group Limited. Consistent with all previous subordinated notes, the note is payable on demand after July 31, 1998 and bears interest payable equal to LIBOR.

                              DELTA CLEARING CORP.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


                  The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the "Order") by the Securities and Exchange Commission ("the Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. As of June 30, 1997, 25 Participants were enrolled and authorized by the Company for clearance and settlement of Repos, representing a 5 Participant increase from June 30, 1996. Additionally, 36 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions, representing a 2 Participant decrease from June 30, 1996. The increase in the Company's Repos Participant base reflects its continued efforts to enroll those qualified financial institutions active in the Repos marketplace. The reduction of Options Participants reflects the withdrawal of inactive Participants relative to their corresponding Options activity. While the growth of the Company's basic Repos product has slowed in a currently competitive environment, the Company believes introduction of new related products will reinvigorate the growth of its basic Repos product while providing additional sources of revenue. On July 23, 1997 the Commission noticed for public comment the Company's rule change filing of its Procedures which will allow the Company to clear and settle mortgage backed Repos. Upon approval the Company anticipates offering such services shortly thereafter. On June 30, 1997, the Commission approved a previously pending rule change filing of its Procedures to allow multiple inter-dealer brokers ("IDBs") to submit Options trades to the Company for clearance and settlement. Prior to this approval, the Company was limited by its Procedures to only one IDB for such submission. It is anticipated that renewed growth of the Company's Options business will occur beginning in the third quarter of 1997.

        For the six months ended June 30, 1997, the Company cleared approximately $1.6 trillion notional of matched Repos and issued 410 matched option contracts to Participants. On June 30, 1997, margin accounts of Participants held by the Company amounted to approximately $86 million. During the six months ended June 30, 1997 margin accounts of Participants held by the Company fluctuated from a high of about $125 million to a low of approximately $81 million due to Participants' clearing activity.

        For the six months ended June 30, 1997 and 1996, the Company reported total revenue of $676,918 and $409,128 respectively, reflecting an increase of approximately 65% in 1997. This increase included an approximate 118% increase in clearing fees earned on the clearance and settlement by the Company of Repos to $541,638 from $248,315 in 1997 and 1996, respectively. The growth of the Repos business during the period accounts for the corresponding increase in clearing fees. However, for the three months ended June 30, 1997 and 1996, Repos clearing fees increased to $200,172 from $198,636 respectively, representing a less than 1% increase. This marginal increase reflects the leveling off of the

Company's Repos clearing activity during the period. As mentioned above, the Company believes that it will regain momentum in its Repos business with the introduction of new products. The Options clearing business saw little activity during the six months ended 1997 and 1996 amounting to $2,750 and $13,416 respectively. Through both periods the Company remained unable to accept trades from more than one IDB resulting in a restrictive environment. The Company believes that its ability to accept the submission of trades from multiple IDBs effective June 30, 1997 will initiate renewed growth of this product as well. Investment income of $132,530 in 1997 decreased approximately 10% from $147,397 in 1996 as a result of lower available funds for investment.

         Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF, as well as fees charged by the Company's clearing bank. The cost of the CEF amounted to $418,750 in 1997 and $462,500 in 1996. This decrease of approximately 10% was the result of a fee reduction granted by the CEF provider. The actual size of the CEF remained unchanged in both 1996 and 1997 at $250 million. Clearing bank fees, however, increased to $205,620 in 1997 from $40,060 in 1996. In 1996 as the Company began the introduction of its Repos product, the Company's clearing bank agreed to abate a substantial portion of fees charged to the Company for the period from April 1996 through October 1996. This abatement coupled with the growth of the Repos business account for the over 413% increase in clearing bank fees. In 1997 employee compensation and benefits increased by approximately 14% to $612,989 versus $539,203 in 1996 as a result of an increase in staffing. Professional fees increased approximately 103% to $246,495 in 1997 versus $121,448 in 1996. In 1997, the Company embarked on the development of several new products and has incurred increased expenditures relative to systems enhancements which required outside professional consultation. Additionally, legal fees associated with new product development increased as the Company worked to prepare appropriate rule change filings of its Procedures corresponding to such development. Occupancy costs increased approximately 46% to $74,936 in 1997 from $51,453 in 1996, as a consequence of an over five-fold increase in the square footage of the Company's leased office space. Occupancy of the new office space took place in April 1996. Depreciation increased approximately 31% from $54,346 in 1996 to $71,274 in 1997, reflecting the purchase by the Company of office furnishings and equipment for its new leased offices. At June 30, 1997, the Company had outstanding subordinated notes totaling $1,925,500 which accrue interest payable at the London Interbank Offered Rate ("LIBOR") for three month deposits of U.S. dollars. The LIBOR rate during the six month period ended June 30, 1997 averaged approximately 5.65%. The proceeds from subordinated borrowings were received on various dates beginning in the third quarter of 1996. Accordingly, interest expense during the six month period ended June 30, 1997 amounted to $36,872 while no such expense was incurred during the six month period ended June 30, 1996.

        The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $3.1 million obtained from the issuance of its Common Stock in 1989. Due to operating costs associated with the Company's basic Repos clearing services as well as new product development costs, the Company's capital has been reduced. On various dates beginning on September 30, 1996 through June 30 1997, several subordinated notes were issued and proceeds were received by the Company in amounts totaling $1,627,500 from Intercapital Group Limited and $298,000 from Dow Jones Markets Holdings, Inc. (formerly Dow Jones Telerate Holdings, Inc.). On July 30, 1997 an additional subordinated note was issued and proceeds were received by the Company in the amount of $325,500 from Intercapital Group Limited. The Company expects that the introduction of new products coupled with the reinvigoration of the Company's basic Repos and Options products will facilitate the enhancement of revenue by the fourth quarter of 1997. At the May 28, 1997 Board of Directors meeting, the need for additional subordinated borrowings was discussed. It was decided that such borrowings would be made available at such time and in such amounts as to sufficiently meet the Company's capital and liquidity requirements for the foreseeable future. The operating results of the Company will determine the timing and magnitude of such borrowings.

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

                              DELTA CLEARING CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                              DELTA CLEARING CORP.

                                              \s\ Stephen K. Lynner
                                              ----------------------------
                                              Stephen K. Lynner
                                              President

                                              \s\ Ronald H. Buckner
                                              ----------------------------
                                              Ronald H. Buckner
                                              Chief Financial Officer