Form 10-Q
period 1997-09-30
DELTA CLEARING CORP /DE/
filed 1997-11-14
CIK 832229

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 30, 1997       Commission File Number  33-21409
                     ------------------                               --------


                              DELTA CLEARING CORP.
             (exact name of registrant as specified in its charter)

             Delaware                                        13-3456486
   (state or other jurisdiction of                         (IRS employer
    incorporation or organization)                      identification no.)

      525 Washington Boulevard
       Jersey City,  New Jersey                                07310
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

         Indicate number of shares outstanding of each of the issuer's classes of common stock as of November 14, 1997: 900,000 shares of common stock, par value $.01 per share.

                                TABLE OF CONTENTS

PART I.  Financial Information                                          Page

         Item 1      Financial Statements

                     Statements of Financial Condition
                       at September 30, 1997 and December 31, 1996        2

                     Statements of Operations,
                       nine months ended September 30, 1997 and 1996      3

                     Statements of Operations,
                       three months ended September 30, 1997 and 1996     4

                     Statements of Cash Flows,
                       nine months ended September 30, 1997 and 1996      5


                     Notes to Financial Statements                        6

         Item 2      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                8

PART II. OTHER INFORMATION

         Item 1 - 5  Not Applicable                                       10

         Item 6      Exhibits and Reports on Form 8-K                     10

         Signature                                                        12

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                                      September 30,       December 31,
                                                                           1997               1996
                                                                       (Unaudited)
                                                                      ------------        ------------

ASSETS

CURRENT ASSETS:
   Cash                                                               $  1,786,644        $  1,670,883
   Margin accounts of participants                                      75,970,834          84,056,218
   Investment in U.S. Treasury securities,
     at amortized cost                                                   3,363,798           3,369,715
   Prepaid expenses and other current assets                               185,315             290,515
                                                                      ------------        ------------

        Total current assets                                            81,306,591          89,387,331

OFFICE FURNITURE AND EQUIPMENT - At cost, net of
     accumulated depreciation of $295,290 at September 30, 1997
     and $188,857 at December 31, 1996                                     249,590             309,150

OTHER ASSETS                                                                26,862              26,862
                                                                      ------------        ------------

TOTAL ASSETS                                                          $ 81,583,043        $ 89,723,343
                                                                      ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Margin Payable                                                     $ 75,970,834        $ 84,056,218
   Accounts payable and accrued expenses                                   446,501             480,845
   Deferred revenue                                                         20,115              56,293
                                                                      ------------        ------------

        Total current liabilitiess                                      76,437,450          84,593,356
                                                                      ------------        ------------

SUBORDINATED BORROWINGS                                                  2,751,000             800,000
                                                                      ------------        ------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 1,000,000 shares authorized,
           900,000 shares issued and outstanding                             9,000               9,000
     Additional paid-in-capital                                          8,991,000           8,991,000
     Accumulated deficit                                                (6,605,407)         (4,670,013)
                                                                      ------------        ------------

        Total stockholders' equity                                       2,394,593           4,329,987
                                                                      ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 81,583,043        $ 89,723,343
                                                                      ============        ============



See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)



                                                                            1997               1996
                                                                        -----------        ------------

REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements                         $   676,545        $   571,525
   Options                                                                    2,950             17,616
   Investment Income                                                        198,444            212,044
                                                                        -----------        -----------
      Total revenues                                                        877,939            801,185
                                                                        -----------        -----------

EXPENSES:
   Clearing expenses                                                        913,021            803,297
   Employee compensation and benefits                                       953,536            828,227
   Professional fees                                                        333,215            216,820
   Depreciation                                                             106,433             85,737
   Occupancy                                                                111,675             87,283
   Interest expense                                                          69,620                 -
   General and administrative expenses                                      325,833            242,969
                                                                        -----------        -----------

TOTAL EXPENSES                                                            2,813,333          2,264,333
                                                                        -----------        -----------


NET LOSS                                                                $(1,935,394)       $(1,463,148)
                                                                        ===========        ===========

NET LOSS PER SHARE OF COMMON STOCK                                      $     (2.15)       $     (1.63)
                                                                        ===========        ===========





See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)


                                                                             1997             1996
                                                                          ---------        ---------
REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements                           $ 134,907        $ 323,210
   Options                                                                      200            4,200
   Investment Income                                                         65,914           64,647
                                                                          ---------        ---------

      Total revenues                                                        201,021          392,057
                                                                          ---------        ---------

EXPENSES:
   Clearing expenses                                                        288,651          284,762
   Employee compensation and benefits                                       340,547          289,024
   Professional fees                                                         86,720           95,372
   Depreciation                                                              35,159           31,391
   Occupancy                                                                 36,739           35,830
   Interest expense                                                          32,748                0
   General and administrative expenses                                      132,310           73,305
                                                                          ---------        ---------

TOTAL EXPENSES                                                              952,874          809,684
                                                                          ---------        ---------


NET LOSS                                                                  $(751,853)       $(417,627)
                                                                          =========        =========

NET LOSS PER SHARE OF COMMON STOCK                                        $   (0.84)       $   (0.46)
                                                                          =========        =========





See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 (Unaudited)

                                                                            1997               1996
                                                                        -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                $(1,935,394)       $(1,463,148)
Adjustments to reconcile net loss to
    net cash used in operating activities:
           Accretion of interest on investments in
              U.S. Treasury securities                                     (136,532)          (174,515)
           Depreciation                                                     106,433             85,737
           Decrease (Increase) in prepaid expenses
              and other current assets                                      105,200           (228,332)
           (Decrease) Increase in deferred revenue                          (36,178)            49,136
           (Decrease) Increase in accounts payable
              and accrued expenses                                          (34,344)            72,722
                                                                        -----------        -----------

Net cash used in operating activities                                    (1,930,815)        (1,658,400)
                                                                        -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from (payments for):
     Purchase of U.S. Treasury securities                                (4,710,551)        (4,970,704)
     Maturity of U.S. Treasury securities                                 4,853,000          7,500,000
     Purchase of office furniture and equipment                             (46,873)          (166,021)
                                                                        -----------        -----------

Net cash provided by investing activities                                    95,576          2,363,275
                                                                        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of subordinated debt                          1,951,000            651,000
                                                                        -----------        -----------

NET INCREASE IN CASH                                                        115,761          1,355,875

CASH, BEGINNING OF PERIOD                                                 1,670,883            559,802
                                                                        -----------        -----------

CASH, END OF PERIOD                                                     $ 1,786,644        $ 1,915,677
                                                                        ===========        ===========

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
   Interest paid                                                        $         0        $         0
                                                                        ===========        ===========



See Notes to financial statements.

                              DELTA CLEARING CORP.
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                               SEPTEMBER 30, 1997

1.                BASIS OF PRESENTATION:

                  The accompanying unaudited financial statements have been prepared in accordance with applicable requirements for the preparation of quarterly reports on Form 10-Q. In the opinion of management of Delta Clearing Corp. (the "Company") all adjustments (consisting of only normal recurring accruals) that are necessary for a fair presentation of the financial position and results of operations for the interim periods have been included. Such results of operations are not necessarily indicative of the results to be anticipated for the entire year or any other interim period. Certain prior period amounts have been reclassified to conform with current periods presentation.

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

                  The Company has obtained a credit enhancement facility (the "CEF"), comprised of a $250 million surety bond issued by Capital Markets Assurance Corporation (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit facility provides an added measure of protection for the Company and is not a requirement under Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement at September 30,1997, the Company was required to maintain a net worth (excess of all assets over all liabilities, excluding up to $4 million of subordinated notes issued to shareholders of the Company) of $5 million. Under the terms of the Procedures, each Participant account is a party to the CEF and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the credit enhancement facility becomes the obligation of the individual defaulting Participant. The credit enhancement facility expires on January 27, 2001.

At September 30, 1997 and 1996, the Company had a matched book of Repos with notional amounts of $4.168 billion and $23.373 billion, respectively. Additionally, at September 30, 1997 and 1996 the Company had issued and outstanding matched put and call options on U.S. Treasury securities with a notional value of $20 and $250 million respectively.

On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from Exco RMJ Trading (a subsidiary of Exco, plc.) for $250,000. This amount is included in office furniture and equipment on the statements of financial condition. As additional compensation for its purchase of the Platform and in consideration for an agreement from Exco RMJ Trading not to compete with the Company, the Company agreed to pay 20% of its pre-tax operating income (exclusive of interest income) for five full fiscal years from the date of purchase and certain other amounts up to an additional maximum price of $2.25 million. Through September 30, 1997, no contingent amounts have been paid to Exco RMJ Trading Corp.

In December 1995, the Company entered into a real estate lease agreement. The lease became effective on April 5, 1996 The agreement calls for the Company to make rental payments totaling $1,551,000 over the ten year, ten month term of the lease. In accordance with the lease agreement, the Company began the payment of monthly rent on February 5, 1997. At September 30, 1997, the Company had approximately $1,449,000 of payments remaining.

On various dates beginning on September 30, 1996 through September 30, 1997, several subordinated notes were issued and proceeds were received by the Company in amounts totaling $2,453,000 from Intercapital Group Limited and $298,000 from Dow Jones Markets Holdings, Inc. (formerly Dow Jones Telerate Holdings, Inc.). These notes are payable on demand after one year from their dates of issue and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three months deposits of U.S. dollars. At September 30, 1997, LIBOR was approximately equal to 5.78%. On October 7, 1997 additional subordinated notes were issued and proceeds were received by the Company in amounts totaling $298,000 from Dow Jones Markets Holdings, Inc. Consistent with all previous subordinated notes, these notes are payable on demand after October 8, 1998 and bear interest payable equal to LIBOR.

                              DELTA CLEARING CORP.

Item 2            Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------

                  The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the "Order") by the Securities and Exchange Commission ("the Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. As of September 30, 1997, 28 Participants were enrolled and authorized by the Company for clearance and settlement of Repos, representing a 7 Participant increase from September 30, 1996. Additionally, 37 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions, representing a 5 Participant increase from September 30, 1996. The increase in the Company's Repos and Options Participant base reflects its continued efforts to enroll those qualified financial institutions active in their respective markets While the growth of the Company's basic Repos product has slowed in a currently competitive environment, the Company believes introduction of new related products will reinvigorate the growth of its basic Repos product while providing additional sources of revenue. On October 14, 1997, the Commission approved the Company's rule change filing of its Procedures which allows the Company to clear and settle mortgaged backed Repos. On October 20, 1997, the Company commenced such clearance and settlement services. On June 30, 1997, the Commission approved the Company's rule change filing of its Procedures which allows the Company to utilize multiple inter-dealer brokers ("IDBs") to submit Options trades to the Company for clearance and settlement. Prior to this approval, the Company was limited by its Procedures to only one IDB for such submission while no such restriction applied to the Company's other clearance and settlement services. While only minimal activity occurred during the third quarter of 1997, the Company believes a gradual growth of its Options business will occur beginning in the fourth quarter of 1997.

        For the nine months ended September 30, 1997, the Company cleared approximately $2.1 trillion notional of matched Repos and issued 450 matched option contracts to Participants. On September 30, 1997, margin accounts of Participants held by the Company amounted to approximately $76 million. During the nine months ended September 30, 1997 margin accounts of Participants held by the Company fluctuated from a high of about $ million to a low of approximately $ million due to Participants' clearing activity.

        For the nine months ended September 30, 1997 and 1996, the Company reported total revenue of $877,939 and $801,185, respectively, reflecting an increase of approximately 10% in 1997. This increase included an approximate 18% increase in clearing fees earned on the clearance and settlement by the Company of Repos to $676,545 from $571,525 in 1997 and 1996, respectively. The growth of the Repos business during the period accounts for the corresponding increase in clearing fees. However, for the three months ended September 30, 1997 and 1996, Repos clearing fees decreased to $134,907 from $323,210, respectively, representing an appropriate 58% decrease. This decrease reflects a reduction in clearance and settlement activity due to increased competition. Additionally, in order to counter such competition, the Company instituted fee reductions during the three month period. As mentioned above, the Company believes that it will regain momentum in its Repos business with the introduction of new products. The Options clearing business saw little activity during the nine months ended 1997 and 1996 amounting to $2,950 and $17,616 respectively. The Company believes that its ability to accept the submission of trades from multiple IDBs effective June 30, 1997 will initiate renewed growth of this product during the fourth quarter of 1997. Investment income of $198,444 in 1997 decreased approximately 6% from $212,044 in 1996 as a result of lower available funds for investment.

         Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF, as well as fees charged by the Company's clearing bank. The cost of the CEF amounted to $606,250 in 1997 and $693,750 in 1996. This decrease of approximately 13% was the result of a fee reduction granted by the CEF provider. The actual size of the CEF remained unchanged in both 1996 and 1997 at $250 million. Clearing bank fees, however, increased to $306,771 in 1997 from $93,572 in 1996. In 1996 as the Company began the introduction of its Repos product, the Company's clearing bank agreed to abate a substantial portion of fees charged to the Company for the period from April 1996 through October 1996. This abatement coupled with the growth of the Repos business account for the over 228% increase in clearing bank fees. In 1997 employee compensation and benefits increased by approximately 15% to $953,536 versus $828,227 in 1996 as a result of an increase in staffing. Professional fees increased approximately 54% to $333,215 in 1997 versus $216,820 in 1996. In 1997, the Company embarked on the development of several new products and has incurred increased expenditures relative to systems enhancements which required outside professional consultation. Additionally, legal fees associated with new product development increased as the Company worked to prepare appropriate rule change filings of its Procedures corresponding to such development. Occupancy costs increased approximately 28% to $111,675 in 1997 from $87,283 in 1996, as a consequence of an over five-fold increase in the square footage of the Company's leased office space. Occupancy of the new office space took place in April 1996. Depreciation increased approximately 24% from $85,737 in 1996 to $106,433 in 1997, reflecting the purchase by the Company of office furnishings and equipment for its new leased offices. At September 30, 1997, the Company had outstanding subordinated notes totaling $2,751,000 which accrue interest payable at the London Interbank Offered Rate ("LIBOR") for three month deposits of U.S. dollars. The LIBOR rate during the nine month period ended September 30, 1997 averaged approximately 5.70%. The proceeds from subordinated borrowings were received on various dates beginning on September 30, 1996. Accordingly, interest expense during the nine month period ended September 30, 1997 amounted to $69,620 while no such expense was incurred during the nine month period ended September 30, 1996.

        The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $2.4 million obtained from the issuance of its Common Stock in 1989. Due to operating costs associated with the Company's basic Repos clearing services as well as new product development costs, the Company's capital has been reduced. On various dates beginning on September 30, 1996 through September 30, 1997, several subordinated notes were issued and proceeds were received by the Company in amounts totaling $2,453,000 from Intercapital Group Limited and $298,000 from
Dow Jones Markets Holdings, Inc. (formerly Dow Jones Telerate Holdings, Inc.). On October 7, 1997 additional subordinated notes were issued and proceeds were received by the Company in amounts totaling $298,000 from Dow Jones Markets Holdings, Inc. The Company expects that the introduction of new products coupled with the reinvigoration of the Company's basic Repos and Options products will facilitate the enhancement of revenue by the fourth quarter of 1997. At the October 21, 1997, Board of Directors meeting, the need for additional subordinated borrowings was discussed. It was decided that such borrowings would be made available at such time and in such amounts as to sufficiently meet the Company's capital and liquidity requirements for the foreseeable future. The operating results of the Company will determine the timing and magnitude of such borrowings.

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

                              DELTA CLEARING CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 1997.

                                        DELTA  CLEARING  CORP.

                                        \s\ Stephen K. Lynner
                                        --------------------------------
                                        Stephen K. Lynner
                                        President

                                        \s\ Ronald H. Buckner
                                        --------------------------------
                                        Ronald H. Buckner
                                        Chief Financial Officer