Form 10-K405
period 1997-12-31
DELTA CLEARING CORP /DE/
filed 1998-04-15
CIK 832229

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

       (Mark One)
          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 1997

                                      or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number: 33-21409

                             DELTA CLEARING CORP.
            (Exact name of registrant as specified in its charter)

    State of Delaware                                         13-3456486
(State or other jurisdiction of                            (I.R.S. employer
incorporation or organization)                            identification no.)

                  525 Washington Boulevard, Jersey City       07310
                   (Address of principal executive          (Zip code)

                                (201) 418-8900
             (Registrant's telephone number, including area code)

       Securities Registered Pursuant to Section 12(b) of the Act: None

       Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

There is no public market for the registrant's common stock. See Part II, Item 5 of this Report.


As of April 14, 1998, the registrant had outstanding 900,000 shares of Common Stock, par value $.01 per share.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                               TABLE OF CONTENTS


                                                                                          Page
PART I

      Item 1.     Business...........................................................        1

      Item 2.     Properties.........................................................        2

      Item 3.     Legal Proceedings..................................................        2

      Item 4.     Submission of Matters to a Vote of Security Holders................        3


PART II

      Item 5.     Market for Registrant's Common Equity
                  and Related Stockholder Matters....................................       3

      Item 6.     Selected Financial Data............................................       3

      Item 7.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................       4

      Item 8.     Financial Statements and Supplementary Data........................       7

      Item 9.     Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure...........................................      21


PART III

      Item 10.    Directors and Executive Officers of the Registrant.................      22

      Item 11.    Executive Compensation.............................................      24

      Item 12.    Security Ownership of Certain Beneficial Owners and
                  Management.........................................................      25

      Item 13.    Certain Relationships and Related Transactions.....................      25



PART IV

      Item 14.    Exhibits, Financial Statement Schedules, and Reports on

                  Form 8-K...........................................................      26

EXHIBITS

                                    PART I

Item 1.           Business

General

                  Delta Clearing Corp. (the "Company") was incorporated in January, 1988 in the State of Delaware under the name Delta Options Corp. The Company amended its Certificate of Incorporation by changing its name to Delta Government Options Corp. in June, 1988, and once again, to Delta Clearing Corp. in February, 1996. The Company is a registered clearing agency pursuant to Section 17A under the United States Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order by the United States Securities and Exchange Commission (the "Commission"). The business of the Company consists of the clearance and settlement of transactions involving U.S. Treasury and mortgage-backed securities sold under agreement to repurchase and U.S. Treasury and mortgage-backed securities purchased under agreement to resell ("Repos"). Additionally, the Company issues and clears put and call options written on U.S. Treasury securities ("Options") which, prior to engaging in the clearance and settlement of Repos in the fourth quarter of 1995, represented the Company's sole business activity.

                  The Company's customer base is limited to large, well-capitalized financial institutions ("Participants") active in the over-the-counter marketplace. Transactions are effected directly between such institutions or through the services of specialized inter-dealer brokers ("IDBs"). IDBs operate and maintain computer-supported communications facilities which display and report transactions between and among the Participants. Such transactions are submitted to and subsequently cleared and settled by the Company. Pursuant to the procedures governing the operation of the Company's systems (the "Procedures"), The Bank of New York serves as the clearing bank (the "Clearing Bank") for both Options and Repos.

                  The Company is the counterparty to all Repos and Options cleared and settled through it. The Company assumes a reverse repurchase agreement for every Participant effecting a repurchase agreement with the Company and conversely, assumes a repurchase agreement for every Participant effecting a reverse repurchase agreement. The Company assumes all obligations associated with each repurchase and reverse repurchase agreement including receipt and payment of coupon interest, substitutions of underlying collateral and repricing of matched outstanding obligations. With respect to Options accepted for clearance, the Company issues in book-entry form a put or call option to the purchasing Participant and simultaneously purchases a matching put or call option (as the case may be) from the selling Participant, thereby ensuring that the Company's short positions are at all times offset by corresponding long positions. The Company undertakes performance of all obligations arising under these contracts and, accordingly, the Company undertakes the settlement of premium obligations and assumes the obligation to sell underlying U.S. Treasury securities at the strike price from the buyer of a call option upon the exercise of that option and to purchase underlying U.S. Treasury securities at the strike price from the buyer of a put option upon the exercise of that option.

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

                  In addition to acting as issuer and undertaking the performance of obligations relating to all transactions effected by Participants with the Company, the Company performs the following functions. First, the Company is responsible for admitting Participants. This responsibility entails setting Participant admission criteria and determining whether applicants meet such criteria. Second, the Company enforces its rules and Procedures. Third, the Company sets Participant margin requirements, and Participant and system exposure limits. Fourth, in accordance with its Procedures, the Company makes determinations concerning the suspension of Participants and directs the liquidation of a suspended Participant's position. Finally, as described below, the Company maintains a Credit Enhancement Facility ("CEF").

                  The Company maintains a CEF which at all times has an aggregate amount available to be paid to the Company of at least three times maximum potential system exposure, as defined in the Procedures. The CEF provides an added measure of protection for the Company and is not a requirement under the Exchange Act. The CEF currently maintained by the Company represents an aggregate notional amount of $100 million. From October 25,1995 through November 30, 1997 the Company maintained the CEF at an aggregate notional amount of $250 million. On December 1, 1997, the CEF was reduced to $100 million at the Company's request upon a reevaluation of business volume by the Company. Maximum coverage of any one

Participant has remained equal to $30 million. Under the current terms, the Company may purchase coverage up to a total of $300 million. Increases may be activated upon 10 days' notice with the Company paying an additional fee chargeable at such time. The CEF, composed of an insurance agreement and surety bond, is currently provided by Capital Markets Assurance Corporation

("CapMAC"), a financial guaranty insurance company, and is payable to the Company in the event of a default by one or more Participants on certain obligations owed to the Company. CapMAC claims-paying ability is rated "Aaa" by Moody's Investors Service, Inc., "AAA" by Standard & Poors Corporation and "AAA" by Duff & Phelps, Inc. Each Participant, which must be accepted as an insured party under the surety bond, agrees to reimburse CapMAC thereof for any payments made by CapMAC to the Company resulting from any default in the performance of such Participant's obligations. On February 17, 1998, MBIA Inc. completed a merger with CapMAC Holdings, Inc., (the parent of CapMAC). Under the terms of the merger, the CEF is backed by the full financial resources of MBIA Insurance Corporation, the principal operating subsidiary of MBIA, Inc., and is rated Triple-A by Moody's Investors Service, Inc., Standard & Poor's Ratings Services and Fitch IBCA. CapMAC has been the provider of the CEF to the Company since the Company's inception.

                  The Company's principal executive offices are located at 525 Washington Blvd, Suite 3300, Jersey City, New Jersey 07310. Telephone number
(201) 418-8900, see Item 2., "Properties."

Recent Developments

                  Under the CEF agreement at December 31, 1997, the Company was required to maintain a net worth (excess of all assets over all liabilities, excluding up to $4 million of subordinated notes issued to Shareholders of the Company) of $5 million. On February 16, 1998, the CEF agreement was amended, reducing the net worth requirement to $4 million.

                  On April 3, 1998, Intercapital Group Ltd., an affiliate of a shareholder, entered into an agreement with the Company which affirms that Intercapital Group Ltd. will make available financial resources to the Company in order for the Company to maintain compliance with the CEF through January 1, 1999. Such financial resources are to be made available at such time and in such amounts as the Board of Directors of the Company identifies, which is commensurate with the then prevailing level of business activity effected through and by the Company.

                  On April 3, 1998, the Company and Intercapital Group Ltd., the holder of a series of LIBOR Subordinated Demand Notes (the "Holder") totaling $2,604,000 payable by the Company, amended such notes to provide that the Holder shall not be entitled to make demand for payment on or prior to January 1, 1999. Additionally, said amendments provide that the Company may not prepay any principal or accrued interest on any of said notes prior to January 1, 1999.

Item 2.           Properties

                  The Company leases its principal executive office space on the 33rd Floor of 525 Washington Blvd, in Jersey City, New Jersey. The leased premises consist of approximately 5,348 square feet of office space and certain leasehold improvements. The offices are leased under a lease which expires on February 4, 2007. The lease agreement calls for the Company to make remaining rental payments totaling $1,408,000 over the next nine years.

Item 3.           Legal Proceedings


                  During the fourth quarter of 1997, the Company submitted a rule change filing of its Procedures which would allow it to issue and clear a new product, Repurchase Agreement Instrument Transactions (RAITs). RAITs are the economic equivalent of a series of U.S. Treasury Repos transactions but possess many features which result in a beneficial impact to a user's financial statements in comparison with standard U.S. Treasury Repos transactions. On February 6, 1998 the Commission published for public notice this rule change proposal. The Company cannot predict when and if the Commission will approve this rule change proposal.

                  On December 17, 1997, the Commodity Futures Trading Commission (the "CFTC") commenced an investigation of the Company to determine whether, in connection with the issuance and clearing of RAITs by the Company, the Company or another person or entity would be in violation of the Commodity Exchange Act or any regulations thereunder. The Company believes that such transactions, when and if cleared by the Company pursuant to approval by the Securities and Exchange Commission, would not be in violation of the Commodity Exchange Act or any regulations properly adopted thereunder.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

                  The Company was originally capitalized by the sale of shares of its Common Stock under an offering exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As a result, there is no established trading market for the outstanding class of the Company's Common Stock. On December 19, 1997 the Company amended its Certificate of Incorporation to increase the number of authorized shares of the Company from 1,000,000 to 2,500,000 shares of Common Stock, par value one cent ($.01) per share. As of April 14, 1998, 900,000 shares of the Company's Common Stock were held by three stockholders. (For a complete description of the stockholders see Item 12). Coincident with the amended Certificate of Incorporation, the Company issued options to two of its existing stockholders:
INCAP Netherlands (Holdings) B.V., to purchase 691,068 shares of Common Stock of the Company; and Dow Jones Markets Holdings, Inc., to purchase 158,203 shares of Common Stock of the Company. The options are exercisable at anytime, at a price of $.01 per share and expire on December 31, 1998. The Company has not entered into any arrangement or understanding to issue additional options or warrants to acquire shares of the Company's Common Stock or to register any shares of such Common Stock under the Securities Act. The Company has paid no cash dividends since its formation and does not anticipate the payment of dividends for the foreseeable future.

Item 6.           Selected Financial Data

                             DELTA CLEARING CORP.


                            Selected Financial Data

                                           1997               1996             1995              1994            1993
                                           ----               ----             ----              ----            ----
OPERATING RESULTS:

   Clearing fees:

     Repos                          $     738,996      $     920,100 $            337 $           --     $         --
     Options                                3,610             20,766          110,024          1,140,102         717,906
   Interest income                        266,403            280,220          343,604            289,663         261,620
   Net revenue                          1,009,009          1,221,086          453,965          1,429,765         979,526
   Operating expenses                   3,420,219          3,242,670        1,517,561            959,120         831,663
   Net income (loss)                   (2,411,210)        (2,021,584)      (1,063,596)           470,645         147,863



YEAR-END BALANCES:

   Total assets                        68,639,805         89,723,343       13,012,040         59,741,899     110,064,955
   Margin payable                      62,909,574         84,056,218        6,407,840         52,272,837     103,079,929
   Long-term debt                       3,200,000            800,000          --                  --               --
   Stockholders' equity                 2,138,377          4,329,987        6,351,571          7,415,167       6,944,522

PER COMMON SHARE DATA:

   Income (loss)                           (2.68)             (2.24)           (1.18)              .52              .16
   Cash dividends declared                   --                 --            --                  --               --
   Book value                               2.38               4.81             7.06              8.24             7.72

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the "Order") by the Commission. Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. As of December 31, 1997, 27 Participants were enrolled and authorized by the Company for clearance and settlement of Repos transactions while 36 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions. These Participant enrollment levels reflect little change from December 31, 1996 as the Company focused on the development and enhancement of new and existing services throughout 1997 rather than an expansion of its Participant base. While the growth of the Company's U.S. Treasury Repos product slowed due to the effects of competition, on October 20, 1997, the Company commenced clearance and settlement services for mortgage backed Repos following the approval by the Commission of the Company's rule change filing of its Procedures on October 14, 1997. The Company is currently the sole provider of this service and hopes to capitalize on this unique position. Through December 31, 1997, the Company was able to attract a growing volume of mortgage backed Repos clearing activity. The Company believes the introduction of new related products may reinvigorate the growth of its U.S. Treasury Repos product while providing additional sources of revenue. The Company anticipates that a renewed growth in its Participant base may occur as new and existing services are offered by the Company. The success of its new services and the ability of the Company to recapture market share relative to its existing services is still to be determined. Regarding its Options business, on June 30, 1997, the Commission approved the Company's rule change filing of its Procedures allowing the Company to utilize multiple IDBs to submit Options trades to the Company for clearance and settlement services. While only minimal activity occurred in 1997, the Company believes a gradual growth of its Options business may occur throughout 1998 as a consequence of this approval.

During 1997 the Company performed a comprehensive review of its computer applications to consider the potential impact of date sensitive calculations related to the year 2000 ("Y2K"). As a result of this review, the Company has determined that the operational systems relating to its Repos applications are in full Y2K compliance. However, the Company has adopted a Y2K project plan to provide comprehensive documentation in support of this assertion. This project plan undertakes to acquire all vendor Y2K compliance certifications and, where applicable, to upgrade to certified versions of vendor software. Additionally, all requisite testing and potential modifications are contemplated for such upgrades. Upgrades will be performed in accordance with existing operation system and database maintenance agreements. To further ensure compliance with regard to these applications the Company has appointed a Y2K committee which has adopted a rigorous agenda for monthly reevaluation of ongoing and new transactions in a test environment. This test environment will provide a complete universe of transaction types to identify any diversion from Y2K compliance. The Y2K committee is comprised of Company personnel and it is anticipated that this project will be largely completed by internal staff. The Company does not expect to spend any significant amounts with outside contractors relative to the completion of these tasks. The Repos applications account for approximately 99% of the Company's current revenue source.

Regarding the operational systems relating to the Company's Options application, Y2K conversion will be required. The Company has developed a plan to rewrite the Options application onto the platform currently utilized by the Repos applications. In order to protect against any possible Y2K irregularities with regard to the Options application, the Company has instituted a policy to limit the term of Option trades submitted to the Company for clearance and settlement services to a period not to exceed one year. This restriction will allow the Company an opportunity to perform a cost / benefit analysis to determine whether the growth of the Options business warrants the required internal resources to facilitate a rewrite of the Options application. Such cost / benefit analysis will be completed by May 31, 1998. Should this analysis determine that the benefit of continuing the

Options business does not outweigh the cost, the Company will discontinue such business. Alternatively, should the business warrant continuation, the implementation of the Options application rewrite plan will commence. Management believes that with the planned rewrite of the Options application, the Y2K compliance issue will be resolved on a timely basis and will not pose significant operational problems for the Company. Rewrite and testing of the Options application is expected to cost approximately $100,000. Approximately 90% of this estimate relates to internal staff costs. Management believes that all costs associated with Y2K will not have a material effect on the Company's financial condition.

Results of Operations

The Year Ended December 31, 1997 Compared with the Year Ended December 31, 1996

        For the year ended December 31, 1997, the Company cleared approximately $2.3 trillion notional of matched Repos and issued 670 matched option contracts to Participants. On December 31, 1997, Participant's cash and cash equivalents held for margin by the Company amounted to approximately $63 million. During 1997, the requirements of the Company for cash and cash equivalents held for margin fluctuated from a high of $125 million to a low of $63 million due to Participants' clearing activity.

        For the years ended December 31, 1997 and 1996, the Company reported total revenue of $1,009,009 and $1,221,086, respectively, reflecting a decrease of approximately 17% in 1997. This decrease included an approximate 21% decrease in clearing fees to $742,606 from $940,866 in 1997 and 1996, respectively. U.S. Treasury Repos clearing fees decreased to $731,749 in 1997 from $920,100 in 1996, reflecting the effects of competition coupled with moderate fee reductions instituted by the Company during 1997. The Company's mortgage backed Repos service, introduced by the Company on October 20, 1997, accounted for $7,247 of clearing fee revenue in 1997. Options clearing fees fell from $20,766 in 1996 to $3,610 in 1997 reflecting only sporadic instances of trades submitted to the Company for clearance and settlement during 1997. As a consequence of the Company's approval by the Commission to allow multiple IDBs to submit Options trades to the Company as mentioned earlier, the Company believes a gradual growth of its Options business may occur as more Participants are reintroduced to this service through renewed marketing efforts in 1998. Investment income of $266,403 in 1997 decreased approximately 5% from $280,220 in 1996 as a result of lower available funds for investment.

        Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF as well as fees charged by the Company's clearing bank. The cost of the CEF amounted to $756,250 in 1997 and $925,000 in 1996. This decrease of approximately 18% was the result of a fee reduction granted by the CEF provider in April 1997 coupled with the Company's decision to effectuate a 60% reduction in the coverage amount maintained under the CEF from $250 million to $100 million in December, 1997. The decision to reduce the coverage amount was based on the volume of clearance activity. As the volume of clearance activity increases, the Company will reevaluate the coverage amount and increase such when and if deemed appropriate. Clearing bank fees, however, increased to $339,879 in 1997 from $191,793 in 1996 or approximately 77%. In 1996 as the Company began the introduction of its Repos product, the Company's clearing bank agreed to abate a substantial portion of fees charged to the Company for the period April 1996 through October 1996. While such abatement was not present in 1997, fees in 1997 were otherwise mitigated as a result of the diminished volume of clearance activity experienced by the Company. Overall volume of matched Repos clearance activity was off approximately 23% from roughly $3.0 trillion in 1996 down to about $2.3 trillion in 1997.

        Professional fees decreased approximately 15% to $371,423 in 1997 versus $435,677 in 1996. In 1996 the Company embarked on the development of several new products incurring significant legal expense relative to regulatory rule filings with the Commission. While additional development occurred in 1997, some of this cost was absorbed through internal preparation of such filings. In 1997 employee compensation and benefits increased by approximately 6% to $1,200,871 versus $1,127,891 in 1996. This increase was the result of the Company's creation of an internal systems development department in the second half of 1997. The cost associated with staffing this department was mitigated, however, by the departure of other executive and administrative staff. Occupancy costs increased approximately 21% to $150,440 from $124,171 in 1997 and 1996, respectively. In April, 1996, the Company relocated its principle offices to new leased space representing an over five-fold increase in the square footage of the office space previously occupied by the Company. The 1997 increase in occupancy costs reflect a full year in these new offices versus only a partial year in 1996. Depreciation and amortization increased approximately 130% from $124,030 in 1996 to $285,039 in 1997. This increase includes $110,390 of amortization of options issued to shareholders in 1997. Additionally, $30,270 of amortized software development costs are also included in 1997 expense. Such amortization of options and software development costs were not present in 1996. Depreciation of the Company's fixed assets amounted to $144,379 in 1997 versus $124,030 in 1996. This approximate 16% increase reflects increased additions to the Company's systems asset base throughout 1997. Other expenses decreased approximately 34% in 1997 to $188,302 from $286,905 in 1996. The decrease reflects the Company's successful efforts in instituting a policy of cost cutting in the area of other general and administrative expenses in 1997.

The Year Ended December 31, 1996 Compared with the Year Ended December 31, 1995

        For the year ended December 31, 1996, the Company cleared approximately $2.9 trillion notional of matched Repos and issued 1,970 matched option contracts to Participants. On December 31, 1996, Participant's cash and cash equivalents held for margin by the Company amounted to approximately $84 million. During 1996, the requirements of the Company for cash and cash equivalents held for margin fluctuated from a high of $122 million to a low of $6 million due to Participants' clearing activity.

        For the years ended December 31, 1996 and 1995, the Company reported total revenue of $1,221,086 and $453,965, respectively, reflecting an increase of approximately 169% in 1996. This increase included an approximate 752% increase in clearing fees to $940,866 from $110,361 in 1996 and 1995, respectively. Repos clearing fees increased to $920,100 in 1996 from $337 in 1995, reflecting the growth of the Repos business. Options clearing fees fell from $110,024 in 1995 to $20,766 in 1996. On April 17, 1996, the original and sole IDB of Options trades submitted to the Company for clearance and settlement exited the business. This action followed the departure of several of the IDB's experienced options traders which occurred in September 1994. Although a new IDB relationship was immediately established, the success of the Options business is dependent on the ability of the Company to utilize multiple IDBs. Investment income of $280,220 in 1996 decreased 18% from $343,604 in 1995 as a result of lower available funds for investment.

        Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF as well as fees charged by the Company's clearing bank. In October, 1995 the cost of the CEF increased as a result of the Company's decision to enhance the CEF from $100 million to $250 million to support the provision of clearing services for Repos. The increased CEF resulted in a corresponding increase in cost of approximately 80% in 1996 to $925,000 versus $515,208 in 1995 due primarily to the maintenance of the increased facility for the entire year in 1996 versus only four months of 1995. In November, 1995, the Company began utilizing a new clearing bank. The terms of this new banking relationship call for fees sensitive to the levels of clearing activity. In 1996, the Company incurred bank charges of $191,793 versus $4,027 in 1995. This increase was due to the growth in the Repos business.

        Professional fees decreased approximately 5% to $435,677 in 1996 versus $457,413 in 1995. In 1995, the Company incurred significant costs to effectuate regulatory rule filings with the Commission as the Company sought approval for its Repos clearing activity. Additionally, in 1995, costs were incurred during the transition of the Company's ownership, its purchase of system hardware and software and several related contractual changes that were effected during the year. These costs were not incurred in 1996. However, the decrease in such professional fees were mitigated as the Company embarked on the development of several new products and incurred significant expense relative to other regulatory rule filings with the Commission. In 1996 employee compensation and benefits increased by approximately 187% to $1,127,891 versus $393,472 in 1995 as a result of an increase in staffing. Occupancy costs increased approximately 407% to $124,171 from $24,500 in 1996 and 1995, respectively, as a consequence of an over five-fold increase in the square footage of the Company's leased office space. Depreciation increased approximately 358% from $27,072 in 1995 to $124,030 in 1996. This increase reflects the purchase by the Company of systems hardware and software in October, 1995. Other expenses increased approximately 199% in 1996 to $286,905 from $95,869 in 1995. The increase reflects the additional costs to the Company of supporting its Repos business.

Liquidity and Capital Resources


        The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $2.0 million obtained from the issuance of its Common Stock in 1989. Due to operating losses associated with the Company's Repos clearing services and increased competition in this area, the Company's capital has been reduced. On various dates beginning on September 30, 1996 through December 31, 1997, several subordinated notes were issued and proceeds were received by the Company in amounts totaling $2,604,000 from Intercapital Group Limited and $596,000 from Dow Jones Markets Holdings, Inc. (formerly Dow Jones Telerate Holdings, Inc.). On April 3, 1998, Intercapital Group Ltd. agreed to amend the earliest demand date on its notes to January 1, 1999.

        While the Company expects that its existing capital resources and subordinated debt proceeds will be sufficient to meet its capital and liquidity requirements for the foreseeable future, the Company's management has engaged in active discussions with a number of institutions with respect to such institutions obtaining an equity shareholding in the Company.
While management cannot predict the success of these discussions or the timing of equity participation, if any, it is the Company's intention to secure additional capital through such equity participation. In the interim, on April 3, 1998, the Company has entered into an agreement with Intercapital Group Ltd. whereby Intercapital Group Ltd. affirms that it will make available financial resources to the Company in order for the Company to maintain compliance with the CEF through January 1, 1999. Such financial resources are to be made available at such time and in such amounts as the Board of Directors of the Company identifies, which is commensurate with the then prevailing level of business activity effected through and by the Company. In addition to these measures, management hopes that new related products, such as mortgage backed Repos, recently introduced, coupled with additional products planned for the future, will reinvigorate the growth of its existing clearance services while providing additional sources of revenue.

Item 8.   Financial Statements and Supplementary Data


      Index to Financial Statements and Financial Statement Schedules


      Financial Statements                                                        Page
      Independent Auditors' Reports

             Deloitte & Touche LLP                                                   8

             KPMG Peat Marwick LLP                                                   9

      Statements of Financial Condition at December 31, 1997                        10
      and 1996

      Statements of Operations years ended December 31, 1997,                       11
      1996 and 1995.

      Statements of Changes in Stockholders' Equity years ended December 31         12
      1997, 1996 and 1995.

      Statements of Cash Flows years ended December 31, 1997,                       13
      1996 and 1995.



      Notes to Financial Statements                                                 14

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Delta Clearing Corp.

We have audited the accompanying statements of financial condition of Delta Clearing Corp. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996,

and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

April 7, 1998
New York, New York

INDEPENDENT AUDITORS' REPORT

Board of Directors
Delta Clearing Corp.

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of Delta Clearing Corp. for the year ended December 31, 1995. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Delta Clearing Corp. for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

March 15, 1996
New York, New York

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1997 AND 1996
---------------------------------------------------------------------------------------------------


ASSETS                                                               1997                  1996
CURRENT ASSETS:
  Cash and cash equivalents                                      $ 2,872,259           $ 1,670,883
  Margin accounts of participants (Note 3)                        62,909,574            84,056,218
  Investments in U.S. Treasury securities,
    at amortized cost (Note 4)                                     1,948,178             3,369,715
  Prepaid expenses and other current assets                          203,110               290,515
                                                                ------------          ------------
           Total current assets                                   67,933,121            89,387,331

OFFICE FURNITURE AND EQUIPMENT - At cost, net of
  accumulated depreciation of $333,236 and $188,857 for
  1997 and 1996, respectively                                        218,506               309,150

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - At cost,
  net of amortization of $30,270 (Note 1)                            353,128                     -

OTHER ASSETS                                                          25,849                26,862
                                                                ------------          ------------
TOTAL ASSETS                                                    $ 68,530,604          $ 89,723,343
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Margin payable (Note 3)                                       $ 62,909,574          $ 84,056,218
  Accounts payable and accrued expenses                              349,416               480,845
  Deferred revenue (Note 1)                                           42,438                56,293
                                                                ------------          ------------
           Total current liabilities                              63,301,428            84,593,356
                                                                ------------          ------------
SUBORDINATED BORROWINGS (Note 5)                                   3,200,000               800,000
                                                                ------------          ------------
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 2,500,000 shares authorized,
    900,000 shares issued and outstanding                              9,000                 9,000
  Additional paid-in capital                                       9,210,600             8,991,000
  Accumulated deficit                                             (7,081,214)           (4,670,013)
                                                                ------------          ------------
           Total stockholders' equity                              2,138,386             4,329,987

Less unamortized deferred stock options                             (109,210)                   -
                                                                ------------          ------------
                                                                   2,029,176             4,329,987
                                                                ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 68,530,604          $ 89,723,343
                                                                ============          ============

DELTA CLEARING CORP.


STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

---------------------------------------------------------------------------------------------------

                                                           1997             1996              1995

REVENUES:
  Clearing fees:
    Repurchase and reverse repurchase agreements     $    738,996     $    920,100      $        337
    Options                                                 3,610           20,766           110,024
  Interest income                                         266,403          280,220           343,604
                                                     ------------     ------------      ------------
           Total revenues                               1,009,009        1,221,086           453,965
                                                     ------------     ------------      ------------
EXPENSES:
  Clearing expenses                                     1,114,354        1,132,768           519,235
  Employee compensation and benefits                    1,200,871        1,127,891           393,472
  Professional fees                                       371,414          435,677           457,413
  Depreciation and amortization                           285,039          124,030            27,072
  Occupancy                                               150,440          124,171            24,500
  Interest expense                                        109,790           11,228                 -
  Other                                                   188,302          286,905            95,869
                                                     ------------     ------------      ------------
          Total expenses                                3,420,210        3,242,670         1,517,561
                                                     ------------     ------------      ------------
NET LOSS                                             $ (2,411,201)    $ (2,021,584)     $ (1,063,596)
                                                     ============     ============      ============
NET LOSS PER SHARE BASIC                             $      (2.68)    $      (2.24)          $ (1.18)
                                                     ============     ============      ============

See notes to financial statements.

DELTA CLEARING CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------------------------------
                                           Common
                                            Stock         Additional
                                            ($.01          Paid-in           Accumulated
                                          Par Value)       Capital             Deficit          Total


BALANCE, DECEMBER 31, 1994                 $ 9,000       $ 8,991,000      $ (1,584,833)     $ 7,415,167

  Net loss                                      -                 -         (1,063,596)      (1,063,596)
                                           -------       -----------      ------------      -----------
BALANCE, DECEMBER 31, 1995                   9,000         8,991,000        (2,648,429)       6,351,571

  Net loss                                      -                 -         (2,021,584)      (2,021,584)
                                           -------       -----------      ------------      -----------
BALANCE, DECEMBER 31, 1996                   9,000         8,991,000        (4,670,013)       4,329,987

  Issuance of options                           -            219,600                -           219,600

  Net loss                                      -                 -         (2,411,201)      (2,411,201)
                                           -------       -----------      ------------      -----------
BALANCE, DECEMBER 31, 1997                 $ 9,000       $ 9,210,600      $ (7,081,214)     $ 2,138,386
                                           =======       ===========      ============      ===========

See notes to financial statments.

DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------------------------------------------

                                                                  1997                 1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (2,411,201)        $ (2,021,584)       $ (1,063,596)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Accretion of interest on investments in
      U.S. Treasury securities                                    (175,912)            (220,676)           (211,923)
    Depreciation and amortization                                  285,039              124,030              27,072
    Decrease (increase) in prepaid expenses
      and other assets                                              88,427             (219,160)            (66,873)
    (Decrease) increase in deferred revenue                        (13,855)              56,293                   -
    (Decrease) increase in accounts payable and
      accrued expenses                                            (131,429)             228,216             198,733
                                                              ------------         ------------        ------------
           Net cash used in operating activities                (2,358,931)          (2,052,881)         (1,116,587)
                                                              ------------         ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from (payments for):
    Purchases of U.S. Treasury securities                       (4,710,560)          (6,388,017)         (8,728,480)

    Maturities of U.S. Treasury securities                       6,308,000            8,918,000          10,260,000
    Purchase of office furniture and equipment                     (53,735)            (166,021)           (264,583)
    Capitalized software development costs                        (383,398)                   -                   -
                                                              ------------         ------------        ------------
           Net cash provided by investing activities             1,160,307            2,363,962           1,266,937
                                                              ------------         ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of subordinated debt                    2,400,000              800,000                   -
                                                              ------------         ------------        ------------
NET INCREASE  IN CASH AND CASH
  EQUIVALENTS                                                    1,201,376            1,111,081             150,350

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                              1,670,883              559,802             409,452
                                                              ------------         ------------        ------------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                 $  2,872,259         $  1,670,883        $    559,802
                                                              ============         ============        ============
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Interest paid                                               $    113,767         $     11,228        $          -
                                                              ============         ============        ============
SUPPLEMENTAL DISCLOSURE OF  NONCASH
  FINANCING ACTIVITY:
  During 1997, the Company granted stock options to existing shareholders with a value of $219,600.

See notes to financial statements.

DELTA CLEARING CORP.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

      Organization and Operations - Delta Clearing Corp. (the "Company"), a clearing agency, registered pursuant to Section 17A under the Securities Exchange Act of 1934, as amended, is a majority-owned subsidiary of INCAP Netherlands (Holdings), B.V. ("INCAP"), which is a wholly-owned subsidiary of Intercapital Group Limited. Shares in the Company are also held by Dow Jones Market Holdings, Inc. ("Dow Jones") and Exco, plc. The Company was sold by DOTS, Inc. and other minority shareholders to the current shareholders effective October 18, 1995. During 1997, the board of directors of the Company amended the certificate of incorporation to increase the authority of the Company to issue shares of common stock from 1,000,000 to 2,500,000 at $.01 par value.

      The Company is engaged in the clearance and settlement of transactions involving U.S. Treasury and Mortgage-backed securities sold under agreement to repurchase ("Repos") and securities purchased under agreement to resell ("Reverse repos"). The Company began to offer these services during the fourth quarter of 1995. The Company also issues and clears put and call options written on U.S. Treasury securities ("Options"). The Company, accordingly, acts solely as an intermediary in principal transactions, running a "matched book."

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

      Clearing Fee Income - Clearing fee income is generated through the clearance and settlement of transactions involving Repos, Reverse repos, and Options. The Company recognizes income on all trades as earned. The Company defers the recognition of revenue for the balance of term Repo and Reverse repo trades not yet elapsed.

      Investment Income - Investment income is generated through interest earned on the Company's investments in U.S. Treasury securities and other overnight investments.

      Clearing Expenses - Clearing expenses include the costs of issuance of a surety bond provided by Capital Markets Assurance Corporation. During 1995, to support the provision of clearing services for Repos and Reverse repos, the Company increased coverage under the bond from $100 million to $250 million. During 1997, the coverage under the bond was decreased from $250 million to $100 million. The cost of the bond is being amortized over the respective coverage period.

      Cash and Cash Equivalent - Cash and cash equivalents consists of cash, and cash invested in overnight funds.

      Depreciation - Depreciation is provided over the estimated service lives of office furniture and equipment using the straight-line method for financial reporting and accelerated depreciation methods for tax purposes.

      Amortization - Costs incurred in connection with the development of software for internal use are capitalized when preliminary testing has been completed and it is probable that the software will be used for its intended function. The capitalized costs are being amortized over the estimated useful life of the software, generally three years, on a straight-line basis.

      Investment Securities - Investment securities consist of U.S. Treasury securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS NO. 115") on January 1, 1994. Under SFAS No. 115, the Company is required to classify its debt and equity securities in one of three categories: trading, available-for-sale, or held-to-maturity. Pursuant to SFAS No. 115, the Company has classified its investments as held-to-maturity securities, as it has the ability and intent to hold the securities until maturity. Securities are recorded at amortized cost, adjusted for the accretion of discounts.

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

      Earnings per Share - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing and presenting earnings per share ("EPS") previously found in APB Opinion No. 15, Earnings per share. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share is calculated by dividing net income by the number of common shares outstanding. Diluted earnings per share is similar to basic, but adjusts for the effect of potential common shares.

      The Company presents basic loss per share in the statements of operations. Diluted loss per share which would include potential common shares resulting from the assumed exercise of stock options issued during the year has not been presented since inclusion of such shares in a diluted loss per share computation would have been anti-dilutive.

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

      Reclassification - Certain amounts in the financial statements have been classified for conformity with the current year presentation.

2.    MANAGEMENT'S PLANS AND INTENTIONS

      Management believes that the Company's available financial resources are adequate to operate the business as a going concern; however, due to recurring losses and limited capital resources, management has recognized the need to address the Company's financial condition.

      During 1997, the Securities and Exchange Commission ("the Commission") has approved rule change filings of the Company's clearing agency procedures ("its Procedures") providing new avenues for business development. Additionally, the Company's management has undertaken several new initiatives to increase revenues, reduce expenses and obtain additional capital.

      On June 30, 1997, the Commission approved the Company's rule change filing of its Procedures which allows the Company to utilize multiple "IDBs" to submit Options trades to the Company for clearance and settlement services. While only minimal activity occurred in the second half of 1997, management believes a gradual growth of its Options business may occur throughout 1998 as a consequence of this approval.

      On October 14, 1997, the Commission approved the Company's rule change filing of its Procedures which allows the Company to clear and settle mortgage-backed Repos. On October 20, 1997, the Company commenced such clearance and settlement services. The Company is currently the only provider of these services and hopes to capitalize on this unique position. Through December 31, 1997, the Company was able to attract a growing volume of mortgage-backed Repos clearing activity. The Company anticipates expanding the volume of activity in this area throughout 1998.

      During the fourth quarter of 1997, the Company's management submitted a rule change filing of the Company's Procedures which would allow the Company to issue and clear a new product, Repurchase Agreement Instrument Transactions ("RAITs"). RAITs are the economic equivalent of a U.S. treasury Repos transactions, possess many features which result in a beneficial impact to a user's financial statements in comparison with standard U.S. treasury Repos transactions. On February 6, 1998 the Commission published for public notice this rule change proposal. While management cannot predict when and if the Securities and Exchange Commission will approve this rule change proposal, management believes that if approved, RAIT's may have a positive effect on the Company's financial condition.

      Effective December 1, 1997, management decreased the amount of the Company's Credit Enhancement Facility ("the CEF") to $100 million of coverage. The CEF had been maintained at $250 million from October 25,

      1995 through November 30, 1997. While the reduced coverage poses no additional exposure to the Company based on the current volume of clearance activity, the resulting 60% decrease in the cost of the CEF will have an immediate positive impact on the financial condition of the Company. As the volume of clearance activity increases, management will re-evaluate and increase the coverage amount if deemed appropriate.

      Finally, the Company's management is engaged in active discussions with a number of institutions with respect to such institutions obtaining an equity shareholding in the Company. While management cannot predict the success of these discussions or the timing of equity participation, if any, management remains hopeful that the Company may secure additional capital through such equity participation.

3.    MARGIN ACCOUNTS OF PARTICIPANTS

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

      Participant margin balances, consisting of cash are invested in overnight Repos or other overnight investments. To the extent cash is invested in overnight Repos, the delivery of collateral consisting of U.S. Treasury securities is required. Amounts earned on invested margin balances are allocated among the Participants, less a fee charged by the Company for investment services.

4.    INVESTMENTS IN U.S. GOVERNMENT OBLIGATIONS

      Investments in U.S. Government obligations are recorded at amortized cost and consisted of the following at December 31, 1997 and 1996:

             Name of Issuer       Maturity     Amortized        Market
        and Title of Securities    Amount        Cost            Value      Maturity
     1997:
       U.S. Treasury bill       $ 2,000,000    $ 1,948,178     $ 1,949,636    1998
                                ===========    ===========    ============


     1996:
       U.S. Treasury bill       $ 3,435,000    $ 3,369,715     $ 3,371,603    1997
                                ===========    ===========    ============

5.    SUBORDINATED BORROWINGS

      At December 31, 1997 and 1996, the Company had subordinated borrowings with affiliates as follows:


                                                    Amount Outstanding
     Affiliate                                      1997              1996

     Intercapital Group Limited (INCAP)          $ 2,604,000       $   651,000

     Dow Jones Markets Holdings Inc. (Dow Jones)     596,000           149,000
                                                 -----------       -----------
                                                 $ 3,200,000       $   800,000
                                                 ===========       ===========


      These amounts are payable on demand, and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three-month deposits of U.S. dollars. In April 1998, INCAP, the holder of subordinated notes totaling $2,604,000 payable by the Company, amended such notes to provide that INCAP shall not be entitled to make demand for payment on or prior to January 1, 1999. At December 31, 1997, LIBOR was 5.9375%. In 1997, the Company paid interest of $95,706 and $17,661 to INCAP and Dow Jones, respectively, in connection with the subordinated borrowings. In 1996, the Company paid interest of $9,732 and $1,447 to INCAP and Dow Jones, respectively in connection with the subordinated borrowings.

6.    INCOME TAXES

      At December 31, 1997, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $4,990,000. The tax loss carryforward is available to offset future taxable income through the year 2010. Deminimus taxes paid to state and local authorities have been included within other expenses.

      As of December 31, 1997 and 1996, net deferred tax assets, arising principally from net operating loss carryforwards have been reduced to zero by valuation allowances for the same amounts.

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

7.    FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET CREDIT RISK

      The Company may be exposed to off-balance-sheet credit risks in the event a Participant fails to fulfill its contracted obligations and its margin on deposit is insufficient. To control the risk, the Company collects, on a daily or intra-day basis, margin from Participants who enter into Repos or Reverse repos or write Option contracts which is deemed sufficient to cover adverse movements in the value of these positions. To further control this risk, the Company enforces compliance with its clearing agency procedures (the "Procedures"), which mandate regulatory and internal guidelines, control maximum system exposure and establish Participant capital adequacy standards and exposure limits.

      Additionally, the Company maintains a credit enhancement facility, composed of a $100 million surety bond issued by Capital Markets Assurance Corporation (with maximum coverage of any Participant equal to $30 million) to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit enhancement facility provides an added measure of protection for the Company and is not a requirement under Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement, the Company is required to maintain a net worth (excess of all assets over all liabilities, excluding up to $4 million of subordinated notes issued to shareholders of the Company) of $5 million. In February 1998, the credit enhancement facility agreement was amended, reducing the net worth requirement to $4 million. In April 1998, INCAP agreed that it will provide financial resources to the Company in order for the Company to maintain compliance with the credit enhancement facility through 1998. Such financial resources are to be made available at such time and in such amounts as the Board of Directors of the Company identifies, which is commensurate with the then prevailing level of business activity effected through and by the Company. Under the terms of the Procedures, each Participant account is a party to the credit facility and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the credit facility becomes the obligation of the individual defaulting Participant. The credit enhancement facility expires on January 27, 2001.

      The Company is not subject to market risk with respect to Repos or Reverse repos issued or Option contracts purchased or sold.

      At December 31, 1997 and 1996, the Company had a matched book of Repos and Reverse repos with notional amounts of $3,261 million and $13,935 million, respectively. At December 31, 1996, the Company had issued outstanding matched put and call options on U.S. Government securities with notional amounts of $75 million. There were no outstanding options on U.S. Government securities at December 31, 1997.

8.    COMMITMENTS

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

      In December 1995, the Company entered into a real estate lease agreement. The lease agreement became effective on April 5, 1996. Future minimum rental commitments required under the lease are presented below:

                                                           Minumum
                                                            Rental
     Year                                                 Commitments

     1998                                                $  143,000
     1999                                                   143,000
     2000                                                   143,000
     2001                                                   143,000
     2002                                                   693,000
                                                         ----------
     Thereafter                                          $1,408,000
                                                         ==========


      The Company incurred rent expense of $145,000, $119,000 and $21,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

9.    RELATED PARTY TRANSACTIONS

      In connection with the increase in subordinated debt extended by two of its existing shareholders INCAP and Dow Jones (see Note 5), the Company issued stock options during 1997 to these shareholders. These options grant INCAP and Dow Jones the right to purchase 691,068 and 158,203 shares, respectively, of the Company's common stock. The options are exercisable at anytime, at a price of $.01 per share and expire on December 31, 1998. The options were valued at $219,600, which represents the change in the book value of the shares held by the third shareholder (Exco plc) assuming all options were exercised and the additional shares issued. The options are being amortized over the term of the additional subordinated debt.

      In 1996, the Company paid management consulting fees of $32,000 to Intercapital Group Limited. During the year ended 1995 the Company paid occupancy expenses of $7,000 to Exco RMJ Securities Corp. and management fees of $9,000 to Cawsl Corp., a majority shareholder of DOTS, Inc.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      Substantially all financial instruments on the Company's statement of financial condition are carried at fair value or at their carrying amounts, which approximate fair value.

                                    ******

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

      PART III

Item 10.     Directors and Executive Officers of the Registrant

        The Directors and executive officers of the Company are as follows:

                   Name                                  Position Held                Has Served As a Director and/or
                                                                                      Officer Since.

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

    Hans H. Angermueller, 73, has been non-executive Chairman of the Company since May 1996. Mr. Angermueller retired from Citicorp in 1989 where his primary responsibilities were oversight of legal and regulatory affairs and government relations. Mr. Angermueller serves in an "of counsel" capacity with the international law firm, Shearman & Sterling, of which he was a partner prior to joining Citicorp in 1973.

    Michael Spencer, 42, has been Chairman and a director of the Company since October 1995. Since 1986, he has been Chairman of Intercapital. From 1983 to 1986, Mr. Spencer was a director and money broker at Fulton Prebon in London, and from 1980 to 1983 was an Assistant Vice President and futures broker at Drexel Burnham Lambert in London. Mr. Spencer is a director of several U.S. affiliates of Intercapital and of Dart (USA) Inc.

    Julian Childs, 48, has been a director of the Company since October 1995. He is currently Chief Operating Officer of Dow Jones Markets, Inc. (Markets). From 1991 to 1995, Mr. Childs served as Executive Vice President of Markets, with responsibility for the Asia Pacific region, the Americas and Europe/Gulf. Prior to that, Mr. Childs was Managing Director of Markets, responsible for all Asia Pacific operations of Markets.

    Peter Edge, 38, has been a director of the Company since October 1995. He is currently Chief Executive Officer of EXCO. He began working for EXCO in 1980 as a deposit broker. In 1989, he was appointed to the Board of Directors of EXCO. In addition, Mr. Edge is Chairman of EXCO's money markets products committee.

    David Gelber, 49, has been a director of the Company since October 1995. He currently serves as Group Managing Director of Intercapital Group Limited. For the twelve years prior to joining Intercapital Group Limited in 1994, Mr. Gelber held a variety of positions in the derivatives areas, including, most recently, Chief Operating Officer of Midland Global Markets (January 1993 to March 1994) and Global Manager-Swaps and Options at Hong Kong & Shanghai Bank (March 1989 to December 1993). Additionally, Mr. Gelber served for four years as a director of the International Swap Dealers Association (ISDA) and was a member of the working group that compiled the G30 report on derivatives.

    Stephen K. Lynner, 46 was appointed president of the Company in March 1996 and elected a director in April 1996. He had previously served on the Board of the Company from the Company's inception to October 1995. During that time he served as president of RMJ Options Trading Corporation. From January 1985 to April 1988, he was managing director of Security Pacific Options Services Corporation. From September 1981 through December 1984, he was a trader with Chemical Bank's Primary Dealer Group.

    John Grebenstein, 45 has been a director of the Company since November 1995, with the title Executive Director. He is responsible for all repurchase agreement related activities. From August 1994 until November 1995, he was a Vice President at RMJS responsible for new product development. From 1989 until August 1994, Mr. Grebenstein held various management positions at Garban Ltd., an interdealer broker of U.S. Treasury securities and money market instruments. Prior to that, Mr. Grebenstein was a Vice President in the fixed income division of Nomura Securities International responsible for global financing.

    Ronald H. Buckner, CPA, 37 has been the Chief Financial Officer and Controller of the Company since October 1995. From March 1994 through September 1995, he served the Company as its Controller. From April 1990 to March 1994, Mr. Buckner was the Director of Financial Analysis for Panavision International, L.P.. From 1986 to April 1990, he was Chief Financial Officer and Corporate Controller for Retail Services, Inc. Prior to that Mr. Buckner was a Senior Auditor with the firm of Grant Thornton, LLP. Mr. Buckner is a certified public accountant in the states of New York and New Jersey, and a member of the American Institute of Certified Public Accountants and the New York State Society of CPA's.

    Declan Kelly, 36 has been Secretary of the Company since October 1995. Since 1994, he has been a member of the Derivatives Product Group of Intercapital Group Limited, with the title Head of Strategic Development. From 1987 to 1994, Mr. Kelly was the Head of Global Swaps and Derivatives at BNP Capital Markets in London. For one year prior to that, Mr. Kelly was a trader in the Swaps Group at Chase Manhattan Bank in London. He is qualified as a member of the Institute of Chartered Accountants in Ireland.

Item 11.     Executive Compensation

    The following table summarizes for each of the Company's last three fiscal years, all compensation awarded to, earned by, or paid, 1) to the Company's chief executive officer for services rendered in all capacities to the Company, and 2) to all other executive officers of the Company whose total annual salary and bonus exceed $100,000.


Name and                                                                             Other Annual
Principal                                                Salary           Bonus      Compensation
Position                                  Year             ($)             ($)            ($)
--------                                  ----             ---             ---            ---
Stephen K. Lynner                          1997         $ 200,000       $       0        $ 0
Director, President                        1996           200,000 a             0          0

Ronald H. Buckner                          1997           155,000 b             0          0
Chief Financial Officer, Controller        1996           110,000               0          0
                                           1995           110,000 c         7,500          0

John Grebenstein                           1997           200,000               0          0
Executive Director                         1996           200,000               0          0
                                           1995           200,000 d             0          0


a   Salary became effective March 15, 1996.
    Mr. Lynner's salary for the year was $158,333.
b   Salary became effective March 10, 1997.
    Mr. Buckner's salary for the year was $147,250.
c   Salary became effective October 1, 1995.
    Mr. Buckner's salary for the year was $71,042.
d   Salary became effective November 1, 1995.
    Mr. Grebenstein's salary for the year was $33,333.

Compensation of Directors

    Effective June 1, 1996, Mr. Angermueller, the Company's non-executive chairman was approved to receive a per annum retainer of $10,000 payable in four equal installments, plus an additional $1,000 per meeting of the board of directors. Mr. Angermueller was paid $15,000 and $10,500 in 1997 and 1996, respectively. The Company does not pay any remuneration to its other non-executive directors.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

    Name and Address of                    Number of Shares         Percentage

    Beneficial Owner                       Beneficially Owned       Ownership

    INCAP NETHERLANDS (HOLDINGS) B.V. (1)     1,276,968                73.0%
    c/o Intercapital Group Limited
    153 East 53rd Street
    New York, NY  10022

    Dow Jones Markets Holdings, Inc. (2)         292,303               16.7%
    200 Liberty Street
    New York, NY  10281

    EXCO plc                                     180,000               10.3%
    Sherborne House
    119 Cannon Street
    London EC4N 5AX
    England

All officers and directors as a group
(ten individuals)                                (3)                    (3)

------------------



(1) INCAP NETHERLANDS (HOLDINGS) B.V. is a wholly-owned subsidiary of Intercapital Group Limited, U.K. company. Number of Shares includes 691,068 shares which may be acquired upon exercise of an option (See Item
     5).

(2) Dow Jones Markets Holdings, Inc. (formerly Dow Jones Telerate Holdings, Inc.) , is a direct, wholly-owned subsidiary of Dow Jones & Company, Inc. Number of Shares includes 158,203 shares which may be acquired upon exercise of an option (See Item 5).

(3) Each of the stockholders of the Company may be deemed to be an affiliate of a director of the Company. See "Directors and Executive Officers" above. As a result, the directors and executive officers may be deemed, as a group, to be the beneficial owners (as defined in rule 13d-3 under the Exchange Act) of all of the Company's Common Stock.

Item 13.     Certain Relationships and Related Transactions

                 On various dates beginning on September 30, 1996 through December 31, 1997, several subordinated notes were issued and proceeds were received by the Company in amounts totaling $2,604,000 from Intercapital Group Limited, an affiliate of a shareholder, and $596,000 from Dow Jones Markets Holdings, Inc., a shareholder. These notes are payable on demand after one year from their dates of issue and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three month deposits of U.S. dollars. At December 31, 1997, LIBOR was approximately equal to 5.94%. On April 3, 1998, all of the subordinated notes held by Intercapital Group Ltd. totaling $2,604,000, were amended to provide that Intercapital Group Ltd. shall not be entitled to make demand for payment on or prior to January 1, 1999.


                 On December 17, 1997, the Company issued options to two shareholders, INCAP Netherlands (Holdings) B.V., and Dow Jones Markets Holdings, Inc. for 691,068 and 158,203 shares, respectively (See Item 5.)

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

(b)      Reports on Form 8-K

         None.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 1998.

                              DELTA CLEARING CORP.

                              By:       Stephen K. Lynner    \s\
                                       ---------------------------
                                       Stephen K. Lynner
                                       President

      Pursuant to the requirements of the Securities Exchange Act of 1934,

this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 14, 1998.

       Signature                        Title

 Stephen K. Lynner      \s\
---------------------------
Stephen K. Lynner                       Director and President

 Hans Angermueller   \s\
---------------------------
Hans Angermueller                       Director and Chairman of the Board

 Michael Spencer    \s\
---------------------------
Michael Spencer                         Director


---------------------------
Julian Childs                           Director


---------------------------
Peter Edge                              Director

 David Gelber    \s\
---------------------------
David Gelber                            Director

 John Grebenstein    \s\
---------------------------
John Grebenstein                        Director, Executive Director

 Ronald H. Buckner    \s\
---------------------------
Ronald H. Buckner                       Chief Financial Officer and Controller

 Declan Kelly    \s\
---------------------------
Declan Kelly                            Secretary

                                 EXHIBIT INDEX

Exhibit
  No.                          Description                                                         Page

     3(a)     Amended Certificate of Incorporation of the Company [Pre-                              *
              effective Amendment No. 1 to Form S-1, Registration No.
              33-21409, dated June 14, 1988, Exhibit 3(a)].

     3(a-1)   Certificate of Amendment of Certificate of Incorporation (filed herewith).             29

     3(b)     By-laws of the Company [Form S-1, Registration No. 33-21409,                           *
              dated June 14, 1988, Exhibit 3(b)].

     4(a)     Form of Participation Agreement  (filed herewith).                                     32

    10(b)     Second Insurance Agreement including Surety Bond dated as of                           *
              October 24, 1995 [Form 10-K, Annual Report pursuant to
              Section 13 or 15(d) of the Securities Exchange Act
              of 1934, for the fiscal year ended December 31, 1995, Exhibit 10(b-3)]

    10(b-1)   First Amendment to Second Insurance Agreement dated as of                              *
              September 25, 1996). [Form 10-K, Annual Report pursuant to
              Section 13 or 15(d) of the Securities Exchange Act
              of 1934, for the fiscal year ended December 31, 1996, Exhibit 10(b-4)]

    10(b-2)   Second Amendment to Second Insurance Agreement dated as of April 12, 1997
              (filed herewith).                                                                      37

    10(b-3)   Third Amendment to Second Insurance Agreement dated as of July 15, 1997
              (filed herewith).                                                                      39

    10(b-4)   Amendment to Surety Bond dated as of October 14, 1997 (filed herewith).                41




-----------

*   Incorporated by reference as indicated.