Form 10-Q
period 1998-03-31
DELTA CLEARING CORP /DE/
filed 1998-05-14
CIK 832229

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended  March 31, 1998           Commission File Number  33-21409
                    --------------                                   --------


                             DELTA CLEARING CORP.
                             --------------------
            (exact name of registrant as specified in its charter)

           Delaware                                             13-3456486
 (state or other jurisdiction of                              (IRS employer
 incorporation or organization)                              identification no.)

           525 Washington Boulevard
           Jersey City,  New Jersey                              07310
           ------------  ----------                              -----
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

         Indicate number of shares outstanding of each of the issuer's classes of common stock as of May 14, 1998: 900,000 shares of common stock, par value $.01 per share.

                                      TABLE OF CONTENTS

PART I.  Financial Information                                             Page
                                                                           ----
         Item 1       Financial Statements

                      Statements of Financial Condition
                        at March 31, 1998 and December 31, 1997             2


                      Statements of Operations,
                        three months ended March 31, 1998 and 1997          3


                      Statements of Cash Flows,
                        three months ended March 31, 1998 and 1997          4


                      Notes to Financial Statements                         5

         Item 2       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       7

PART II. OTHER INFORMATION

         Item 1 - 5   Not Applicable                                       11

         Item 6       Exhibits and Reports on Form 8-K                     11

         Signatures                                                        12

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 1998 AND DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------------------------------
                                                                                   March 31,                  December 31,
                                                                                      1998                           1997
                                                                                  (Unaudited)
                                                                             --------------------        --------------------
ASSETS

CURRENT ASSETS:
   Cash                                                                      $          2,335,386        $          2,872,259
   Margin accounts of participants                                                     95,155,893                  62,909,574
   Investment in U.S. Treasury securities,
     at amortized cost                                                                  1,974,528                   1,948,178
   Prepaid expenses and other current assets                                              189,202                     203,110
                                                                             --------------------        --------------------
        Total current assets                                                           99,655,009                  67,933,121

OFFICE FURNITURE AND EQUIPMENT - At cost, net of
     accumulated depreciation of $370,441 at March 31, 1998
     and $333,236 at December 31, 1997                                                    189,049                     218,506

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - At cost,
     net of amortization of $58,407, at March 31, 1998 and
     $30,270 at December 31, 1997                                                         350,394                     353,128

OTHER ASSETS                                                                               25,849                      25,849
                                                                             --------------------        --------------------
TOTAL ASSETS                                                                 $        100,220,301        $         68,530,604
                                                                             ====================        ====================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Margin Payable                                                            $         95,155,893        $         62,909,574
   Accounts payable and accrued expenses                                                  406,242                     349,416
   Deferred revenue                                                                        69,085                      42,438
                                                                             --------------------        --------------------
        Total current liabilitiess                                                     95,631,220                  63,301,428
                                                                             --------------------        --------------------
SUBORDINATED BORROWINGS                                                                 3,200,000                   3,200,000
                                                                             --------------------        --------------------
STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 2,500,000 shares authorized,
           900,000 shares issued and outstanding                                            9,000                       9,000
     Additional paid-in-capital                                                         9,210,600                   9,210,600
     Accumulated deficit                                                               (7,776,762)                 (7,081,214)
                                                                             --------------------        --------------------
        Total stockholders' equity                                                      1,442,838                   2,138,386

Less unamortized deferred stock options                                                   (53,757)                   (109,210)
                                                                             --------------------        --------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $        100,220,301        $         68,530,604
                                                                             ====================        ====================

See Notes to Financial Statements.


DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------

                                                                                         1998                          1997
                                                                                ---------------               ---------------
REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements                                 $        43,147               $       341,466
   Options                                                                                  150                         2,000
   Investment Income                                                                     60,585                        67,457
                                                                                ---------------               ---------------

      Total revenues                                                                    103,882                       410,923
                                                                                ---------------               ---------------

EXPENSES:
   Clearing expenses                                                                     85,065                       336,755
   Employee compensation and benefits                                                   364,793                       318,512
   Professional fees                                                                     89,904                       113,695
   Depreciation and amortization                                                        120,795                        35,710
   Occupancy                                                                             36,820                        37,986
   Interest expense                                                                      46,046                        14,696
   Other                                                                                 56,007                        60,200
                                                                                ---------------               ---------------


TOTAL EXPENSES                                                                          799,430                       917,554
                                                                                ---------------               ---------------


NET LOSS                                                                        $      (695,548)              $      (506,631)
                                                                                ===============               ===============

NET LOSS PER SHARE BASIC                                                        $         (0.77)              $         (0.56)
                                                                                ===============               ===============

See Notes to Financial Statements.


DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                                                     1998                         1997
                                                                              -----------------          -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $        (695,548)         $        (506,631)
Adjustments to reconcile net loss to
    net cash used in operating activities:
           Accretion of interest on investments in
              U.S. Treasury securities                                                  (26,350)                   (45,101)
           Depreciation and amortization                                                120,795                     35,710
           Decrease in prepaid expenses
              and other current assets                                                   13,908                      4,681
           Increase in deferred revenue                                                  26,647                        362
           Increase in accounts payable and
              accrued expenses                                                           56,826                     70,915
                                                                              -----------------          -----------------
Net cash used in operating activities                                                  (503,722)                  (440,064)
                                                                              -----------------          -----------------

CASH FLOWS USED BY INVESTING ACTIVITIES
  Proceeds from (payments for):
     Purchase of U.S. Treasury securities                                                     -                 (1,400,078)
     Maturity of U.S. Treasury securities                                                     -                  1,435,000
     Purchase of office furniture and equipment                                          (7,748)                    (5,803)
     Capitalized software development costs                                             (25,403)                         -
                                                                              -----------------          -----------------
Net cash (used in) provided by investing activities                                     (33,151)                    29,119
                                                                              -----------------          -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of subordinated debt                                              -                    651,000
                                                                              -----------------          -----------------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                                          (536,873)                   240,055

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                                                  2,872,259                  1,670,883
                                                                              -----------------          -----------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD                                                                $       2,335,386          $       1,910,938
                                                                              =================          =================
SUPPLEMENTAL CASH FLOWS DISCLOSURES:
   Interest paid                                                              $               -          $               -
                                                                              =================          =================

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

2.       COMMITMENTS AND CONTINGENCIES:

         The Company currently provides two services to its customers ("Participants"): The clearance and settlement of transactions involving U.S. Treasury and mortgage-backed securities sold under agreement to repurchase and U.S. Treasury and mortgage-backed securities purchased under agreement to resell (collectively "Repos"); and the issuance, clearance and settlement of put and call options written on U.S. Treasury securities ("Options"). In conjunction with the Company's Options business, the Company has the authority to issue up to 250,000 option contracts. The Company issues each put option or call option and interposes itself in each transaction, acting as writer to each purchasing Participant and as the purchaser of a matching put or matching call from each writing Participant. The Company acts solely as an intermediary in principal transactions, maintaining a "matched book" for both Repos and Options. The Company, therefore, is not subject to market risk with respect to these transactions, except to a limited extent in the event of a default by a Participant in the performance of its obligations. To control this risk, the Company collects, on a daily or intra-day basis, margin from Participants who clear and settle Repos or Options through the Company which is deemed sufficient to cover adverse movements in the value of these positions. To further control this risk, the Company enforces compliance with its clearing agency procedures (the "Procedures"), which mandate regulatory and internal guidelines, control maximum system exposure and establish Participant capital adequacy standards.

         The Company maintains a credit enhancement facility (the "CEF") which is currently comprised of a $100 million surety bond issued by Capital Markets Assurance Corporation (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit facility provides an added measure of protection for the Company and is not a requirement under
Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement, as amended, the Company is required to maintain a net worth (excess of all assets over all liabilities, excluding up to $4 million of subordinated notes issued to shareholders of the Company) of $4 million. Under the terms of the Procedures, each Participant account is a party to the CEF and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the credit enhancement facility becomes the obligation of the individual defaulting Participant. The credit enhancement facility expires on January 27, 2001.

         At March 31, 1998 and 1997, the Company had a matched book of Repos with notional amounts of $24.957 billion and $27.255 billion, respectively. At March 31, 1998 and 1997, the Company had no issued matched put and call options on U.S. Treasury securities outstanding.

         On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from Exco RMJ Trading Corp. (a subsidiary of Exco, plc.) for $250,000. This amount is included in office furniture and equipment on the statements of financial condition. As additional compensation for its purchase of the Platform and in consideration for an agreement from Exco RMJ Trading Corp. not to compete with the Company, the Company agreed to pay 20% of its pre-tax operating income (exclusive of interest income) for five full fiscal years from the date of purchase and certain other amounts up to an additional maximum price of $2.25 million. Through March 31, 1998, no contingent amounts have been paid to Exco RMJ Trading Corp.

         The Company leases its principal executive office space under a lease that expires on February 4, 2007. The lease agreement calls for the Company to make rental payments totaling approximately $1,372,000 over the remaining term of the lease.

         On March 31, 1998, the Company had subordinated borrowings with affiliates in amounts totaling $2,604,000 from Intercapital Group Limited (INCAP) and $596,000 from Dow Jones Markets Holdings, Inc. These amounts are payable on demand, and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three-month deposits of U.S. dollars. On May 6, 1998, INCAP, the holder of subordinated notes totaling $2,604,000 payable by the Company, amended such notes to provide that INCAP shall not be entitled to make demand for payment on or prior to January 1, 2000. At March 31, 1998, LIBOR was 5.7188%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the "Order") by the Securities and Exchange Commission ("the Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. At March 31, 1998, 28 Participants were enrolled and authorized by the Company for clearance and settlement of Repos transactions while 36 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions. These Participant enrollment levels reflect little change from March 31, 1997 as the Company continues to focus on the development and enhancement of new and existing services rather than an expansion of its Participant base. While the growth of the Company's U.S. Treasury Repos product slowed due to the effects of competition, the Company's clearance and settlement services for mortgage backed Repos experienced modest growth in its first full quarter of operation. The Company is currently the sole provider of this service and hopes to capitalize on this unique position. The Company believes the introduction of new related products may reinvigorate the growth of its U.S. Treasury Repos product while providing additional sources of revenue. The Company anticipates that a renewed growth in its Participant base may occur should interest in the Company's new and existing services materialize. The success of its new services and the ability of the Company to recapture market share relative to its existing services is still to be determined, however, a modest increase in U.S. Treasury Repos activity was present toward the latter part of the first quarter. Regarding the Company's Options business, efforts to reintroduce these clearance and settlement services have not met with success. The Company continues to experience only minimal activity and is currently undertaking an evaluation of the cost / benefit associated with continuing to offer such services. The Company expects to complete this evaluation by May 31, 1998.

         The Company has performed a comprehensive review of its computer applications to consider the potential impact of date sensitive calculations related to the year 2000 ("Y2K"). As a result of this review, the Company has determined that the operational systems relating to its Repos applications are in full Y2K compliance. However, the Company has adopted a Y2K project plan to provide comprehensive documentation in support of this assertion. This project plan undertakes to acquire all vendor Y2K compliance certifications and, where applicable, to upgrade to certified versions of vendor software. Additionally, all requisite testing and potential modifications are contemplated for such upgrades. Upgrades will be performed in accordance with current operating system and database maintenance agreements. To further ensure compliance with regard to these applications the Company has appointed a Y2K committee that has adopted a rigorous agenda for monthly reevaluation of ongoing and new transactions in a test environment. This test environment will provide a complete universe of transaction types to identify any diversion from Y2K compliance. The Y2K committee is comprised of Company personnel and it is anticipated that internal staff will largely complete this project. The Company does not expect to spend any significant amounts with outside contractors relative to the completion of these tasks. The Repos applications account for approximately 99% of the Company's current revenue source.

         Regarding the operational systems relating to the Company's Options application, Y2K conversion will be required. The Company has developed a plan to rewrite the Options application onto the platform currently utilized by the Repos applications. In order to protect against any possible Y2K irregularities with regard to the Options application, the Company has instituted a policy to limit the term of Option trades submitted to the Company for clearance and settlement services to a period not to exceed one year. This restriction will allow the Company an opportunity to perform a cost / benefit analysis to determine whether the growth of the Options business warrants the required internal resources to facilitate a rewrite of the Options application. As mentioned above, such cost / benefit analysis will be completed by May 31, 1998. Should this analysis determine that the benefit of continuing the Options business does not outweigh the cost, the Company will discontinue such business. Alternatively, should the business warrant continuation, the implementation of the Options application rewrite plan will commence. Management believes that with the planned rewrite of the Options application, the Y2K compliance issue will be resolved on a timely basis and will not pose significant operational problems for the Company. Rewrite and testing of the Options application is expected to cost approximately $100,000. Approximately 90% of this estimate relate to internal staff costs. Management believes that all costs associated with Y2K will not have a material effect on the Company's financial condition.

         For the three months ended March 31, 1998, the Company cleared approximately $38 billion notional of matched U.S. Treasury Repos versus approximately $1,006 billion for the three months ended March 31, 1997. The Company continued to experience the effects of competition associated with these services and through January and February 1998 saw virtually no activity. However, the Company's mortgage backed Repos services experienced modest growth throughout the three months ended March 31, 1998 and in the month of March 1998, the Company's U.S. Treasury Repos services experienced renewed Participant activity. For the three months ended March 31, 1998, the Company cleared approximately $14 billion notional of mortgage backed Repos, where the Company did not offer such service in the three months ended March 31, 1997. The Company also issued 50 matched option contracts to Participants during the three months ended March 31, 1998. On March 31, 1998, margin accounts of Participants held by the Company amounted to approximately $95 million. During the three months ended March 31, 1998 margin accounts of Participants held by the Company fluctuated from a high of about $104 million to a low of approximately $56 million due to Participants' clearing activity.

         For the three months ended March 31, 1998 and 1997, the Company reported total revenue of $103,882 and $410,923, respectively, reflecting a decrease of approximately 75% in 1998. This decrease included an approximate 87% decrease in clearing fees earned on the clearance and settlement by the Company of Repos to $43,147 in 1998 from $341,466 in 1997. Repo Clearing fees attributable to U.S. Treasury instruments decreased to $11,391 in 1998 from $341,466 in 1997, primarily reflecting the effects of competition as discussed above. The

Company's mortgage backed Repos service, introduced by the Company on October

20, 1997, accounted for $31,756 of clearing fee revenue for the three months ended March 31, 1998. Options clearing fees fell from $2,000 in 1997 to $150 in 1998 reflecting only sporadic instances of trades submitted to the Company for clearance and settlement in both the three months ended March 31, 1998 and 1997. Investment income of $60,585 in 1998 decreased approximately 10% from $67,457 in 1997 as a result of lower available funds for investment.

         Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF, as well as fees charged by the Company's clearing bank. The cost of the CEF amounted to $49,918 for the three months ended March 31, 1998 and $231,250 for the three months ended March 31, 1997. This decrease of approximately 78% was the result of a fee reduction granted by the CEF provider in April 1997 attributable to the Company's decision to effectuate a 60% reduction in the coverage amount maintained under the CEF from $250 million to $100 million in December 1997. The decision to reduce the coverage amount was based on the volume of clearance activity. As the volume of clearance activity increases, the Company will reevaluate the coverage amount and increase such when and if appropriate. Clearing bank fees were also significantly reduced decreasing approximately 84% from $105,505 in 1997 to $16,922 in 1998 reflecting the diminished volume of clearance activity experienced by the Company. For the three months ending March 31, 1998, the Company also incurred other clearing costs amounting to $18,225 for pricing services purchased by the Company to facilitate its mortgage backed Repos business. Such costs were not present during the three months ended March 31, 1997.

         Professional fees decreased approximately 21% to $89,904 for the three months ended March 31, 1998 versus $113,695 in 1997. In 1997, the Company continued the development of several new products incurring significant legal expense relative to regulatory rule filings with the Commission. While additional development occurred in 1998, such activity was much reduced. Employee compensation and benefits during the three months ended March 31, 1998, increased by approximately 15% to $364,793 versus $318,512 in 1997. This increase was the result of the Company's creation of an internal systems development department in the second half of 1997. Depreciation and amortization increased approximately 238% from $35,710 for the three months ended March 31, 1997 to $120,795 in 1998. Included in 1998 is $55,453 of
amortization of options issued to shareholders as well as $28,137 of amortized software development. Such amortization of options and software development costs was not present during the three months ended March 31, 1997. Depreciation of the Company's fixed assets amounted to $37,205 in 1998 versus $35,710 in 1997. This approximate 4% increase reflects an increase in the Company's systems asset base in 1998 as compared to 1997. Other expenses decreased approximately 7% in 1998 to $56,007 from $60,200 in 1997. This decrease reflects the Company's continued efforts to cut costs in the area of other general and administrative expenses.

         The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $1.4 million obtained from the issuance of its Common Stock in 1989. Due to operating losses associated with the Company's Repos clearing services and increased competition in this area, the Company's capital has been reduced. Through March 31, 1998, the Company had obtained subordinated borrowings from affiliates in amounts totaling $2,604,000 from Intercapital Group Limited and $596,000 from Dow Jones Markets Holdings, Inc., payable on demand. On May 6, 1998, Intercapital Group Ltd. agreed to amend the earliest demand date on its notes to January 1, 2000.

         While the Company expects that its existing capital resources and subordinated borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future, the Company's management has engaged in active discussions with a number of institutions with respect to such institutions obtaining an equity shareholding in the Company. While management cannot predict the success of these discussions or the timing of equity participation, if any, it is the Company's intention to secure additional capital through such equity participation. In the interim, on April 3, 1998, the Company entered into an agreement with Intercapital Group Ltd. whereby Intercapital Group Ltd. affirmed that it would make available financial resources to the Company in order for the Company to maintain compliance with the CEF through January 1, 1999. Such financial resources are to be made available at such time and in such amounts as the Board of Directors of the Company identifies, which is commensurate with the then prevailing level of business activity effected through and by the Company. In addition to these measures, management hopes that new related products, such as mortgage backed Repos, recently introduced, coupled with additional products planned for the future, will reinvigorate the growth of its existing clearance services while providing additional sources of revenue.

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

                             DELTA CLEARING CORP.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.

                                                       DELTA  CLEARING  CORP.

                                                       \s\ Stephen K. Lynner
                                                       -----------------------
                                                       Stephen K. Lynner
                                                       President

                                                       \s\ Ronald H. Buckner
                                                       -----------------------
                                                       Ronald H. Buckner
                                                       Chief Financial Officer