Form 10-Q
period 1998-06-30
DELTA CLEARING CORP /DE/
filed 1998-08-14
CIK 832229

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended  JUNE 30, 1998              Commission File Number  33-21409
                   -------------                                      --------


                             DELTA CLEARING CORP.
                             --------------------
            (exact name of registrant as specified in its charter)

          DELAWARE                                           13-3456486
          --------                                           ----------
(state or other jurisdiction of                            (IRS employer
incorporation or organization)                            identification no.)

       525 WASHINGTON BOULEVARD
       JERSEY CITY,  NEW JERSEY                                07310
       ------------------------                                -----
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

     Indicate number of shares outstanding of each of the issuer's classes of common stock as of August 13, 1998: 900,000 SHARES OF COMMON STOCK, PAR VALUE $.01 PER SHARE.

                               TABLE OF CONTENTS
                               -----------------


PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         ITEM 1      Financial Statements

                     Statements of Financial Condition

                       at June 30, 1998 and December 31, 1997                2

                     Statements of Operations,

                       six months ended June 30, 1998 and 1997               3

                     Statements of Operations,

                       three months ended June 30, 1998 and 1997             4

                     Statements of Cash Flows,

                       six months ended June 30, 1998 and 1997               5


                     Notes to Financial Statements                           6

         ITEM 2      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   8

PART II. OTHER INFORMATION

         ITEM 1 - 5  Not Applicable                                         12

         ITEM 6      Exhibits and Reports on Form 8-K                       12

         SIGNATURE                                                          13

DELTA CLEARING CORP.

STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 1998 AND DECEMBER 31, 1997
--------------------------------------------------------------------------------

                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      1998              1997
                                                                                  (UNAUDITED)
                                                                                 -------------      -------------
ASSETS

CURRENT ASSETS:
   Cash                                                                          $   3,694,807      $   2,872,259
   Margin accounts of participants                                                 114,559,544         62,909,574
   Investment in U.S. Treasury securities,
     at amortized cost                                                                    --            1,948,178
   Prepaid expenses and other current assets                                           242,470            203,110
                                                                                 -------------      -------------

        Total current assets                                                       118,496,821         67,933,121

OFFICE FURNITURE AND EQUIPMENT - At cost, net of accumulated depreciation of
     $381,522 at June 30, 1998 and $333,236 at December 31, 1997                       202,235            218,506

CAPITALIZED SOFTWARE DEVELOPMENT COSTS - At cost, net of amortization of
     $87,120, at June 30, 1998 and $30,270 at December 31, 1997                        382,509            353,128

OTHER ASSETS                                                                            25,849             25,849
                                                                                 -------------      -------------

TOTAL ASSETS                                                                     $ 119,107,414      $  68,530,604
                                                                                 =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Margin Payable                                                                $ 114,559,544      $  62,909,574
   Accounts payable and accrued expenses                                               494,022            349,416
   Deferred revenue                                                                     53,961             42,438
                                                                                 -------------      -------------

        Total current liabilities                                                  115,107,527         63,301,428
                                                                                 -------------      -------------

SUBORDINATED BORROWINGS                                                              3,200,000          3,200,000
                                                                                 -------------      -------------

STOCKHOLDERS' EQUITY:
     Common stock, $.01 par value, 2,500,000 shares authorized,
           900,000 shares issued and outstanding                                         9,000              9,000
     Additional paid-in-capital                                                      9,210,600          9,210,600
     Accumulated deficit                                                            (8,400,828)        (7,081,214)
                                                                                 -------------      -------------

        Total stockholders' equity                                                     818,772          2,138,386

Less unamortized deferred stock options                                                (18,885)          (109,210)
                                                                                 -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 119,107,414      $  68,530,604
                                                                                 =============      =============

See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
------------------------------------------------------------------------------


                                                       1998            1997
                                                   -----------     -----------

REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements    $   195,529     $   541,638
   Options                                                 150           2,750
   Investment Income                                   115,329         132,530
                                                   -----------     -----------

      Total revenues                                   311,008         676,918
                                                   -----------     -----------

EXPENSES:
   Clearing expenses                                   243,300         624,370
   Employee compensation and benefits                  716,216         612,989
   Professional fees                                   168,233         246,495
   Depreciation and amortization                       195,461          71,274
   Occupancy                                            74,272          74,936
   Interest expense                                     90,277          36,872
   Other                                               142,862         193,523
                                                   -----------     -----------


TOTAL EXPENSES                                       1,630,621       1,860,459
                                                   -----------     -----------


NET LOSS                                           $(1,319,613)    $(1,183,541)
                                                   ===========     ===========

NET LOSS PER SHARE BASIC                           $     (1.47)    $     (1.32)
                                                   ===========     ===========




See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
------------------------------------------------------------------------------


                                                       1998            1997
                                                   -----------     -----------

REVENUES:
 Clearing Fees:
   Repurchase and reverse repurchase agreements    $   152,382     $   200,172
   Options                                                --               750
   Investment Income                                    54,744          65,073
                                                   -----------     -----------

      Total revenues                                   207,126         265,995
                                                   -----------     -----------

EXPENSES:
   Clearing expenses                                   158,235         287,615
   Employee compensation and benefits                  351,423         294,477
   Professional fees                                    78,329         132,800
   Depreciation and amortization                        74,666          35,564
   Occupancy                                            37,452          36,950
   Interest expense                                     44,231          22,176
   Other                                                86,855         133,323
                                                   -----------     -----------


TOTAL EXPENSES                                         831,191         942,905
                                                   -----------     -----------


NET LOSS                                           $  (624,065)    $  (676,910)
                                                   ===========     ===========

NET LOSS PER SHARE BASIC                           $     (0.69)    $     (0.75)
                                                   ===========     ===========



See Notes to Financial Statements.

DELTA CLEARING CORP.

STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
------------------------------------------------------------------------------


                                                            1998             1997
                                                        -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                $(1,319,613)     $(1,183,541)
Adjustments to reconcile net loss to
    net cash used in operating activities:
        Accretion of interest on investments in
           U.S. Treasury securities                         (51,822)         (90,515)
        Depreciation and amortization                       195,461           71,274
        (Increase) Decrease in prepaid expenses
           and other current assets                         (39,360)          74,273
        Increase (Decrease) in deferred revenue              11,523          (27,089)
        Increase in accounts payable and
           accrued expenses                                 144,606          567,869
                                                        -----------      -----------

Net cash used in operating activities                    (1,059,205)        (587,729)
                                                        -----------      -----------


CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from (payments for):
     Purchase of U.S. Treasury securities                      --         (4,710,551)
     Maturity of U.S. Treasury securities                 2,000,000        4,853,000
     Purchase of office furniture and equipment             (32,015)         (27,881)
     Capitalized software development costs                 (86,232)            --
                                                        -----------      -----------

Net cash provided by investing activities                 1,881,753          114,568
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of subordinated debt               --          1,125,500
                                                        -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                   822,548          652,339

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                     2,872,259        1,670,883
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $ 3,694,807      $ 2,323,222
                                                        ===========      ===========

SUPPLEMENTAL CASH FLOWS DISCLOSURES:
  Interest paid                                         $      --        $      --
                                                        ===========      ===========


See Notes to financial statements.

                             DELTA CLEARING CORP.
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998

1.   BASIS OF PRESENTATION:
     ----------------------

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

2.   COMMITMENTS AND CONTINGENCIES:
     ------------------------------

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

     The Company maintains a credit enhancement facility (the "CEF") which is currently comprised of a $100 million surety bond issued by MBIA Insurance Corporation ("MBIA"), (with maximum coverage of any Participant equal to $30 million), to secure payment of the obligations owed to the Company by a Participant in the event of a failure by a Participant in connection with any financial deficiency associated with the liquidation of a Participant account with regard to such Participant's default. The credit facility provides an added measure of protection for the Company and is not a requirement under Section 17A of the Securities Exchange Act of 1934. Under the credit enhancement facility agreement, as amended, the Company is required to maintain a net worth (excess of all assets over all liabilities, excluding up to $4 million of subordinated notes issued to shareholders of the Company) of $4 million. At June 30, 1998 the net worth of the Company as defined under the CEF was $4,018,772. Since the Company continues to incur losses, MBIA was notified that a reduction of the net worth maintenance requirement would be necessary. On August 13, 1998, the Company was granted such a reduction to $3,500,000. The Company will continue to monitor the net worth requirement under the CEF and shall request additional reductions in the net worth requirement, or request additional subordinated borrowings from shareholders at such time as the Board of Directors of the Company deems necessary. The Company believes attaining continued relief from MBIA or securing additional borrowings from shareholders sufficient to maintain the CEF is achievable for the foreseeable future. Under the terms of the Procedures, each Participant account is a party to the CEF and the Company is the beneficiary. Accordingly, any reimbursement obligation arising as a consequence of a draw under the CEF becomes the obligation of the individual defaulting Participant. The credit enhancement facility expires on January 27, 2001.

     At June 30, 1998 and 1997, the Company had a matched book of Repos with notional amounts of $15.852 billion and $22.584 billion, respectively. At June 30, 1998 and 1997, the Company had no issued matched put and call options on U.S. Treasury securities outstanding.

     On October 18, 1995, the Company purchased various software and hardware relating to the operation of its clearing business (the "Platform") from Exco RMJ Trading Corp. (a subsidiary of Exco, plc.) for $250,000. This amount is included in office furniture and equipment on the statements of financial condition. As additional compensation for its purchase of the Platform and in consideration for an agreement from Exco RMJ Trading Corp. not to compete with the Company, the Company agreed to pay 20% of its pre-tax operating income (exclusive of interest income) for five full fiscal years from the date of purchase and certain other amounts up to an additional maximum price of $2.25 million. Through June 30, 1998, no contingent amounts have been paid to Exco RMJ Trading Corp.

     The Company leases its principal executive office space under a lease that expires on February 4, 2007. The lease agreement calls for the Company to make rental payments totaling approximately $1,333,000 over the remaining term of the lease.

     On June 30, 1998, the Company had subordinated borrowings from shareholders in amounts totaling $2,604,000 from Intercapital Group Limited (INCAP) and $596,000 from Dow Jones Markets Holdings, Inc. These amounts are payable on demand, and bear interest payable equal to the London Interbank Offered Rate ("LIBOR") for three-month deposits of U.S. dollars. On May 6, 1998, INCAP, the holder of subordinated notes totaling $2,604,000 payable by the Company, amended such notes to provide that INCAP shall not be entitled to make demand for payment on or prior to January 1, 2000. At June 30, 1998, LIBOR was
5.7188%. In connection with the increase in subordinated debt extended by two of its existing shareholders INCAP and Dow Jones, the Company issued stock options during 1997 to these shareholders. These options grant INCAP and Dow Jones the right to purchase 691,068 and 158,203 shares, respectively, of the Company's common stock. The options are exercisable at any time, at a price of $.01 per share and expire on December 31, 1998. The options are valued at $219,600, which represents the change in the book value of the shares held by the third shareholders (Expo plc) assuming all options were exercised and the additional shares issued. The options are being amortized over a one-year period, which represents the term of the additional subordinated debt.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

     The Company commenced operations on January 12, 1989 immediately following the issuance of the Company's Clearing Agency Order (the "Order") by the Securities and Exchange Commission ("the Commission"). Also following the issuance of the Order, the Company commenced solicitation of a number of qualified financial institutions as Participants. At June 30, 1998, 28 Participants were enrolled and authorized by the Company for clearance and settlement of Repos transactions while 36 Participants were enrolled and authorized by the Company for clearance and settlement of Options transactions. These Participant enrollment levels reflect little change from June 30, 1997 as the Company continues to focus on the development and enhancement of new and existing services rather than an expansion of its Participant base. During the three months ended June 30,1998, the Company's clearance and settlement services for mortgage backed Repos continued to experience modest growth through its second full quarter of operation. Additionally, the Company's U.S. Treasury Repos product realized a modest resurgence in activity throughout the three month period. The resurgence in U.S. Treasury Repos activity was, in part, the result of the complimentary mortgage backed Repos services now offered by the Company. The Company anticipates that a renewed growth in its Participant base may occur should interest in the Company's new and existing services continue. The ability of the Company to continue to develop market share is still to be determined. Regarding the company's Options business, efforts to reintroduce these clearance and settlement services have not met with success. Through May 31, 1998 the Company experienced only minimal activity and performed an evaluation of the cost / benefit associated with continuing to offer such services. As a consequence of that evaluation, effective June 1, 1998, the Company notified the Commission that it was no longer cost beneficial to continue offering such services, and until further notice would not accept Options trades for clearance and settlement.

     The Company has performed a comprehensive review of its computer applications to consider the potential impact of date sensitive calculations related to the year 2000 ("Y2K"). As a result of this review, the Company has determined that the operational systems relating to its Repos applications are in full Y2K compliance. However, the Company has adopted a Y2K project plan to provide comprehensive documentation in support of this assertion. This project plan undertakes to acquire all vendor Y2K compliance certifications and, where applicable, to upgrade to certified versions of vendor software. Additionally, all requisite testing and potential modifications are contemplated for such upgrades. Upgrades will be performed in accordance with current operation system and database maintenance agreements. To further ensure compliance with regard to these applications the Company has appointed a Y2K committee that has adopted a rigorous agenda for monthly reevaluation of ongoing and new transactions in a test environment. This test environment will provide a complete universe of transaction types to identify any diversion from Y2K compliance. The Y2K committee is comprised of Company personnel and it is anticipated that internal staff will largely complete this project. The Company does not expect to spend any significant amounts with outside contractors relative to the completion of these tasks.

     Regarding the operational systems relating to the Company's Options application, Y2K conversion will be required. The Company has developed a plan to rewrite the Options application onto the platform currently utilized by the Repos applications. As discussed above, the Company has determined that it is no longer cost beneficial to continue offering such services, and until further notice will not accept Options trades for clearance and settlement. Should the Company decide to re-introduce the Options business, it will implement the Options application rewrite plan. Management believes that with the planned rewrite of the Options application, the Y2K compliance issue will be resolved and will not pose significant operational problems for the Company. Rewrite and testing of the Options application is expected to cost approximately $100,000. Approximately 90% of this estimate relate to internal staff costs. Management believes that all costs associated with Y2K will not have a material effect on the Company's financial condition.

     For the six months ended June 30, 1998, the Company cleared approximately $529 billion notional of matched U.S. Treasury Repos versus approximately $1,617 billion for the six months ended June 30, 1997. While the Company continued to experience the effects of competition associated with these services, some market share was regained during the current period. Such resurgence, as mentioned, above may be attributable, in part, to the complimentary mortgage backed Repos services now offered by the Company. During the six months ended June 30, 1998, the Company continued to experience moderate growth in activity relative to its mortgage backed Repos service, clearing approximately $74 billion where the Company did not offer such service in the six months ended June 30, 1997.

     The Company also issued 50 matched option contracts to Participants during the six months ended June 30, 1998. However, as discussed above, effective June 1, 1998, the Company elected to discontinue acceptance of Options trades for clearance and settlement. Since activity relative to the Company's Options business was at best minimal, the Company does not anticipate any noticeable reduction in revenue as a result of this decision.

     On June 30, 1998, margin accounts of Participants held by the Company amounted to approximately $115 million. During the six months ended June 30, 1998 margin accounts of Participants held by the Company fluctuated from a high of about $160 million to a low of approximately $56 million due to Participants' clearing activity.

     For the six months ended June 30, 1998 and 1997, the Company reported total revenue of $311,008 and $676,918, respectively, reflecting a decrease of approximately 54% in 1998. This decrease included an approximate 64% decrease in clearing fees earned on the clearance and settlement by the Company of Repos to $195,529 in 1998 from $541,638 in 1997. U.S. Treasury Repos clearing fees decreased to $127,160 in 1998 from $541,638 in 1997, primarily reflecting the effects of competition, but mitigated however, by the modest resurgence of activity as discussed above. The Company's mortgage backed Repos service, introduced by the Company on October 20, 1997, accounted for $68,369 of clearing fee revenue during the six months ended June 30, 1998. Options clearing fees fell from $2,750 in 1997 to $150 in 1998 reflecting only sporadic instances of trades submitted to the Company for clearance and settlement in both the six months ended June 30, 1998 and

1997. Investment income of $115,329 in 1998 decreased approximately 13% from $132,530 in 1997 as a result of lower available funds for investment.

     Clearing expenses are comprised, principally, of fees payable to the providers of the Company's CEF, as well as fees charged by the Company's clearing bank. The cost of the CEF amounted to $124,918 for the six months ended June 30, 1998 and $418,750 for the six months ended June 30, 1997. This decrease of approximately 70% was the result of a fee reduction granted by the CEF provider in April 1997 coupled with the Company's decision to effectuate a 60% reduction in the coverage amount maintained under the CEF from $250 million to $100 million in December 1997. The decision to reduce the coverage amount was based on the volume of clearance activity. As the volume of clearance activity increases, the Company will reevaluate the coverage amount and increase such when and if deemed appropriate. Clearing bank fees were also significantly reduced decreasing approximately 60% from $205,620 in 1997 to $81,932 in 1998 reflecting the diminished volume of clearance activity experienced by the Company. For the six months ended June 30, 1998, the Company also incurred other clearing costs amounting to $36,450 for pricing services purchased by the Company to facilitate its mortgage backed Repos business. Such costs were not present during the six months ended June 30, 1997.

     Professional fees decreased approximately 32% to $168,233 for the six months ended June 30, 1998 versus $246,495 in 1997. In 1997 the Company continued the development of several new products incurring significant legal expense relative to regulatory rule filings with the Commission. While additional development occurred in 1998, such activity was much reduced. Employee compensation and benefits during the six months ended June 30, 1998, increased by approximately 17% to $716,216 versus $612,989 in 1997. This increase was the result of the Company's creation of an internal systems development department in the second half of 1997. Depreciation and amortization increased approximately 174% from $71,274 for the six months ended June 30, 1997 to $195,461 in 1998. Included in 1998 is $90,325 of
amortization of options issued to shareholders as well as $56,850 of amortized software development costs. Such amortization of options and software development costs was not present during the six months ended June 30, 1997. Depreciation of the Company's fixed assets amounted to $48,286 in 1998 versus $71,274 in 1997. This approximate 32% decrease reflects certain systems components having become fully depreciated in the current period. Interest Expense increased approximately 145% from $36,872 for the six months ended June 30, 1997 to $90,277 for the six months ended June 30, 1998. This increase is the result of a three-fold increase in subordinated borrowings in 1998 vs. 1997. Other expenses decreased approximately 26% in 1998 to $142,862 from $193,523 in 1997. This decrease reflects the Company's continued efforts to cut costs in the area of other general and administrative expenses.

     The Company's liquidity currently comes from two sources. The liquidity for the clearance of Repos is provided through the Participant's performance of their agreements and, to the extent required, a liquidity facility in the amount of $250 million provided by the Bank of New York. All other liquidity needs are met through the Company's capital resources of approximately $.8 million obtained from the issuance of its Common Stock in 1989. Due to operating losses associated with the Company's Repos clearing services and increased competition in this area, the Company's capital has been reduced. Through June 30, 1998, the Company had obtained subordinated borrowings from shareholders in amounts totaling $2,604,000 from Intercapital Group Limited and $596,000 from Dow Jones Markets Holdings, Inc., payable on demand. On May 6, 1998, Intercapital Group Ltd. agreed to amend the earliest demand date on its notes to January 1, 2000.

     While the Company expects that its existing capital resources and subordinated borrowings will be sufficient to meet its capital and liquidity requirements for the foreseeable future, the Company's management has engaged in active discussions with a number of institutions with respect to such institutions obtaining an equity shareholding in the Company. While management cannot predict the success of these discussions or the timing of equity participation, if any, it is the Company's intention to secure additional capital through such equity participation. In the interim, on April 3, 1998, the Company entered into an agreement with Intercapital Group Ltd. whereby Intercapital Group Ltd. affirmed that it would make available financial resources to the Company in order for the Company to maintain compliance with the CEF through January 1, 1999. Such financial resources are to be made available at such time and in such amounts as the Board of Directors of the Company identifies, which is commensurate with the then prevailing level of business activity effected through and by the Company. At June 30, 1998 the net worth of the Company as defined under the CEF was $4,018,772. Since the Company continues to incur losses, MBIA was notified that a reduction of the net worth maintenance requirement would be necessary. On August 13, 1998, the Company was granted such a reduction to $3,500,000. The Company will continue to monitor the net worth requirement under the CEF and shall request additional reductions in the net worth requirement, or request additional subordinated borrowings from shareholders at such time as the Board of Directors of the Company deems necessary. The Company believes attaining continued relief from MBIA or securing additional borrowings from shareholders sufficient to maintain the CEF is achievable for the foreseeable future. In addition to these measures, management hopes that new related products, such as mortgage backed Repos, recently introduced, coupled with additional products planned for the future, will continue to reinvigorate the growth of its existing clearance services while providing additional sources of revenue.

                             DELTA CLEARING CORP.

PART II. OTHER INFORMATION

ITEM 1 - 5        NOT APPLICABLE

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  Exhibit No.
                  -----------

                      27            Financial Data Schedule

         (B)      FORM 8-K

                  No reports on Form 8-K have been filed during the quarter for which this Report is filed.

                             DELTA CLEARING CORP.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1998.


                                        DELTA CLEARING CORP.


                                        By:   /s/Stephen Lynner
                                             ----------------------
                                              Stephen K. Lynner
                                              President


                                        By:   /s/Ronald Buckner
                                             ---------------------------
                                              Ronald H. Buckner
                                              Chief Financial Officer